Form 10-Q
period 1997-03-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1997-05-19
CIK 1022381

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(Mark One)

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------     SECURITIES EXCHANGE ACT OF 1934 For the quarterly period
            ended March 31, 1997

                                       OR

            TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE
-------     SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-22291
                                                -------

                    COMMODORE SEPARATION TECHNOLOGIES, INC.
                    ---------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                11-3299195
            --------                                ----------
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)              Identification No.)


   3240 Town Point Drive, Suite 200
        Kennesaw, Georgia                             30144
        -----------------                             ------
(Address of principal executive office)             (Zip Code)


Registrants telephone number, including area code:   (770) 422-1518
                                                   ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No   X  .
                                             -----     -----

The number of shares of the Registrant's common stock outstanding at April 30, 1997 was 11,500,000.
         ----------

                    COMMODORE SEPARATION TECHNOLOGIES, INC.

                                   FORM 10-Q

                                     INDEX

                                                                                        PAGE
PART I.  FINANCIAL INFORMATION...........................................................  3

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets--
                           March 31, 1997 and June 30, 1996..............................  3

                  Condensed Consolidated Statement of Operations-Three months ended March 31, 1997 and 1996, Nine months ended
                           March 31, 1997, for the period since inception
                           (November 15, 1995) to March 31, 1996, and Cumulative
                           amount since inception November 15, 1995 to March 31, 1997....  5

                  Condensed Consolidated Statement of Cash Flows-Three months ended March 31, 1997 and 1996 Nine months ended
                           March 31, 1997 Cumulative amount since inception
                           November 15, 1995 to March 31, 1997...........................  6

                  Notes to Condensed Consolidated Financial Statements...................  8

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations...........................  9

SIGNATURES............................................................................... 12

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    COMMODORE SEPARATION TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                MARCH 31,     JUNE 30,
                                                                  1997         1996
                                                               ----------   ----------
 ASSETS                                                       (UNAUDITED)
CURRENT ASSETS
         Cash                                                  $      210   $        3
         Accounts receivable, net                                       2            0
         Receivable from related parties                               29            0
         Prepaid assets and other current receivables                 411            0
                                                               ----------   ----------
                  Total current assets                                652            3



PROPERTY AND EQUIPMENT, NET                                           443           10

OTHER ASSETS

         Patents and completed technology, net                         33           10
         Other                                                         26            0
                                                               ----------   ----------
TOTAL ASSETS                                                   $    1,154   $       23
                                                               ==========   ==========





           See notes to Condensed Consolidated Financial Statements.

                    COMMODORE SEPARATION TECHNOLOGIES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)


                                                                MARCH 31,     JUNE 30,
                                                                  1997          1996
                                                               ----------    ----------
                                                               (UNAUDITED)
LIABILITIES AND STOCKHOLDER'S EQUITY

         CURRENT LIABILITIES:

                  Accounts payable                             $       57    $       18
                  Notes payable to stockholder                          0            54
                  Line of credit                                    1,500             0
                  Other accrued liabilities                            64            12
                                                               ----------    ----------
                           Total current liabilities                1,621            84

         LONG TERM DEBT                                                21             0
                                                               ----------    ----------
                  TOTAL LIABILITIES                                 1,642            84


         STOCKHOLDER'S EQUITY:

                  Common stock, 10,000,000 shares
                   authorized, issued and outstanding                  10            10
                  Additional paid-in capital                          981             5
                  Accumulated deficit                              (1,479)          (61)
                  Subscription receivable                               0           (15)
                                                               ----------    ----------
                  TOTAL STOCKHOLDER'S EQUITY                         (488)          (61)
                                                               ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $    1,154    $       23
                                                               ==========    ==========



         See notes to Condensed Consolidated Financial Statements.

                    COMMODORE SEPARATION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)


                                                                                           CUMULATIVE  CUMULATIVE
                                                                                             AMOUNT       AMOUNT
                                                                                             SINCE        SINCE
                                                                                NINE        INCEPTION   INCEPTION
                                                                               MONTHS        NOV 15,     NOV 15,
                                                           THREE MONTHS         ENDED       1995 TO      1995 TO
                                                         ENDED MARCH 31,       MARCH 31,    MARCH 31,   MARCH 31,
                                                        1997         1996        1997         1996         1997
                                                     ---------    ---------    ---------    ---------  ------------
CONTRACT REVENUES                                    $       0    $       0    $       8    $       0    $       8
                                                     ---------    ---------    ---------    ---------    ---------

COSTS AND EXPENSES:

         Cost of sales                                      50            0           50            0           50
         Research and development                          112           22          524           22          574
         General and administrative                        362            0          788            0          798
         Depreciation and amortization                      34            0           53            0           53
                                                     ---------    ---------    ---------    ---------    ---------
                  Total costs and expenses                 558           22        1,415           22        1,475

LOSS BEFORE INTEREST AND TAXES                            (558)         (22)      (1,407)         (22)      (1,467)
         Interest expense                                    6            0           11            0           12
                                                     ---------    ---------    ---------    ---------    ---------
NET LOSS                                             $    (564)   $     (22)   $  (1,418)   $     (22)   $  (1,479)
                                                     =========    =========    =========    =========    =========
NET LOSS  PER SHARE                                       (.06)        (.01)        (.14)        (.01)        (.15)






           See notes to Condensed Consolidated Financial Statements.

                    COMMODORE SEPARATION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)

                                                                                                                  CUMULATIVE
                                                                                                                     AMOUNT
                                                                                                                     SINCE
                                                                             THREE MONTHS          NINE MONTHS     INCEPTION
                                                                            ENDED MARCH 31,       ENDED MAR 31,   NOV 15, 1995
                                                                           1997         1996         1997        TO MAR 31,1997
                                                                         ---------    ---------    ---------     --------------
CASH FLOWS FROM
OPERATING ACTIVITIES

         Net loss                                                        $    (564)   $     (22)   $  (1,418)     $  (1,479)
         Adjustments to reconcile net (loss) to
         net cash used in operating activities;
                  Depreciation & amortization                                   34            0           53             53
         Changes in assets and liabilities, net of acquisitions:
                  Accounts receivable                                           (1)           0           (2)            (2)
                  Prepaid assets                                              (192)           0         (411)          (411)
                  Accounts payable and accrued
                    liabilities                                                (56)          20           91            121
                                                                         ---------    ---------    ---------      ---------
         NET CASH USED IN OPERATING
                  ACTIVITIES                                                  (779)          (2)      (1,687)        (1,718)
                                                                         ---------    ---------    ---------      ---------

CASH FLOWS FROM INVESTING
          ACTIVITIES:

         Equipment purchased or constructed                                   (290)          (7)        (485)          (495)
         Patents acquired                                                      (12)           0          (24)           (34)
                                                                         ---------    ---------    ---------      ---------
         NET CASH USED IN INVESTING
                  ACTIVITIES                                             $    (302)   $      (7)   $    (509)          (529)
                                                                         ---------    ---------    ---------      ---------






           See notes to Condensed Consolidated Financial Statements.

                    COMMODORE SEPARATION TECHNOLOGIES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                 (Dollars in thousands, except per share data)

                                                                                              CUMULATIVE
                                                                                                AMOUNT
                                                                                                SINCE
                                                          THREE MONTHS       NINE MONTHS       INCEPTION
                                                         ENDED MARCH 31,    ENDED MAR 31,     NOV 15, 1995
                                                        1997         1996       1997         TO MAR 31,1997
                                                     ---------    ---------   ---------      --------------
FINANCING ACTIVITIES

         Sale of stock                               $       0    $       0   $     991        $     991
         Payments to principal shareholder                (274)           0         (53)               0
         Borrowings from principal shareholder               0           10           0                0
         Borrowings under the line of credit             1,500            0       1,500            1,500
         Payments on long term debt and
           capital leases                                   (5)           0          (5)              (5)
         Repayment of related party notes
           payable                                         (29)           0         (30)             (29)
                                                     ---------    ---------   ---------        ---------
         NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                   1,192           10       2,403            2,457
                                                     ---------    ---------   ---------        ---------

INCREASE IN CASH                                           111            1         207              210

CASH, BEGINNING OF PERIOD                                   99            0           3                0
                                                     ---------    ---------   ---------        ---------
CASH, END OF PERIOD                                  $     210    $       1   $     210        $     210
                                                     =========    =========   =========        =========




           See notes to Condensed Consolidated Financial Statements.

                    COMMODORE SEPARATION TECHNOLOGIES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1997

Note A - Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Commodore Separation Technologies, Inc. (the "Company") included in the Company's Prospectus dated April 3, 1997. The Company was incorporated on November 15, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

General

         Commodore Separation Technologies, Inc. (the "Company") is a development stage company that has not generated material revenues or any profits to date. The Company has developed and intends to commercialize its liquid membrane separation and recovery system called SLM(TM). Based on laboratory and other tests, the Company believes that SLM(TM) can separate heavy metals and other inorganic and organic targeted substances from liquid or gaseous feedstreams.

Results from Operations

         THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS AND FIVE MONTHS (NOVEMBER 15, 1995 INCEPTION) ENDED MARCH 31, 1996.

         Gross revenues for the three months ended and nine months ended March 31, 1997 were $0 and $8,000, respectively, as compared to no revenues for the three months and five months ended March 31, 1996. The Company performed a site demonstration at a client's facility which provided nominal revenues.

         For the three months ended March 31, 1997, the Company incurred $112,000 of research and development costs as compared to $22,000 for the three months ended March 31, 1996. For the nine month period ended March 31, 1997, the Company incurred $524,000 for research and development expenses. For the five month period ended March 31, 1996 (i.e. since inception), the Company incurred $22,000 for research and development expenses. The increases are due to efforts to commercialize the Company's technology.

         General and administrative expenses for the three months ended March 31, 1997 were $362,000 as compared to $0 for the three months ended March 31, 1996. General and administrative expenses for the nine month period ended March 31, 1997 were $788,000 as compared to $0 for the five month period ended March 31, 1996 (i.e. since inception). The increases are due to hiring of personnel and acquisition of infrastructure (e.g. office and lab space) to commercialize the Company's technology.

         Interest expense was $6,000 for the three months ended March 31, 1997 as compared to $0 for the three month period ending March 31, 1996. Interest expense was $11,000 for the nine month period ended March 31, 1997 as compared to $0 for the five month period ended March 31, 1996 (i.e. since inception). The increased interest expense is due to a line of credit extended to the Company to fund the Company's operations pending completion of its initial public offering, which occurred in April 1997.

         Royalty expense for the three months ended March 31, 1997 was $50,000. In January 1997, the Company entered into a license agreement (the "Lockheed License Agreement") with Lockheed Martin Energy Research Corporation ("Lockheed Martin") for which the Company received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of technetium and rhenium from mixed wastes containing radioactive materials. Pursuant to the Lockheed License Agreement, the Company made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay, commencing in the third year of the Lockheed License Agreement, a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty of $15,000 commencing in the third year of the Lockheed License Agreement.

         The Company had a net loss of $564,000 for the three month period ended March 31, 1997 as compared to a net loss of $22,000 for the three month period ended March 31, 1996. The Company had a net loss of $1,418,000 for the nine month period ended March 31, 1997 as compared to a net loss of $22,000 for the five month period ended March 31, 1996 (i.e. since inception). The increase in loss is attributable to the Company's efforts to commercialize the SLMTM technology.

Liquidity and Capital Resources

         From its inception through March 31, 1997, the Company's operations were financed principally by loans and investments from its stockholders. At March 31, 1997 and June 30, 1996, the Company had working capital deficits of $969,000 and $81,000 respectively, and stockholders' deficit of $488,000 and $61,000, respectively.

         In April 1997, the Company successfully completed an initial public offering of its equity securities from which it received net proceeds of approximately $12.2 million. In connection with the initial public offering, the company incurred transaction costs of approximately $800,000.

         The Company has leased a new facility of approximately 20,000 square feet near Atlanta, Georgia, which it began occupying in March 1997 and which comprise the Company's administrative offices, research and testing laboratories and SLM(TM) manufacturing plant. It is anticipated that approximately $500,000 of the net proceeds of the initial public offering will be required with respect to leasing the facility and related leasehold improvements. Additionally, it is anticipated that approximately $1.0 million of the net proceeds will be required to purchase equipment or licensing technology necessary to manufacture the modules and produce the proprietary chemicals used in SLM(TM). Prior to the facility becoming operational for manufacturing, the Company anticipates spending approximately $2.8 million of the net proceeds to purchase SLM(TM) components for use in connection with initial demonstrations and/or installations of SLM(TM) at customer sites. The company has allocated approximately $2.0 million of the net proceeds to meet technology and development costs, including the hiring of additional personnel (including marketing personnel) and the costs associated with conducting ongoing tests, demonstrations and enhancements of SLM(TM).

         The Company has also allocated up to one-third of its available working capital (approximately $900,000) to finance a portion of the purchase price relating to possible acquisitions of, or investments in, complementary (including competitive) businesses, products or technologies. The Company currently has no commitments or agreements with respect to any such acquisitions or investments. In the event any such acquisition or investment opportunity arises in the future, it is probable that the Company will also be required to obtain additional financing to complete such transaction.

         The Company has also allocated approximately $1.0 million of the net proceeds to fund proposed collaborative arrangements. These costs include, but are not limited to, salaries and benefits of personnel, equipment design and procurement costs, costs of leasing or otherwise obtaining additional operating facilities, analytical and other testing costs, professional fees, insurance and other administrative expenses. As of April 30, 1997, the Company has not determined the amount of the net proceeds of its initial public offering to be applied to any one particular proposed collaborative arrangement because the Company is currently in negotiations with a number of companies involving, among other issues, the level of its proposed funding commitment. The estimated allocation of the net proceeds for funding of proposed collaborative arrangements is on an aggregate basis.

         In April 1997, the Company repaid a $1.5 million line of credit provided by a commercial bank to the Company in March 1997. The line of credit was utilized to repay advances made by the Company's parent corporation since December 1, 1996 for providing equipment installed in the Company's new Atlanta facility and for working capital purposes.

         The Company believes that the net proceeds of its initial public offering will be sufficient to meet its cash, operational and liquidity requirements for a minimum of 12 months after the completion of its initial public offering. While the initial allocation of the net proceeds of the initial public offering represents the Company's best estimates of their use, the amounts actually expended for these purposes may vary significantly from the specific allocation of the net proceeds set forth herein, depending on numerous factors, including changes in the general economic and/or regulatory climate, and the progress and market acceptance of the Company's technology. However, there can be no assurance that the net proceeds of the Company's initial public offering will satisfy the Company's requirements for any particular period of time. The Company anticipates that, after 12 months from the completion of the initial public offering, additional funds may be needed. Pending specific allocation of the net proceeds, the net proceeds have been invested in short-term, investment grade, interest-bearing obligations.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 14, 1997         COMMODORE SEPARATION
                              TECHNOLOGIES, INC.
                              (Registrant)




                              By /s/ MICHAEL D. KIEHNAU
                                --------------------------------------------
                                 Michael D. Kiehnau
                                 Vice President, Finance & Operations

                                 (As both a duly Authorized Officer of the Registrant and the Principal Financial Officer or Chief Accounting Officer of the Registrant)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER               DESCRIPTION
-------              -----------
  27                 Financial Data Schedule