Form 10-K
period 1997-06-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1997-09-26
CIK 1022381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-22291

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

    DELAWARE                                               11-3299195
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                         Identification No.)

    3240 TOWN POINT DRIVE, SUITE 200, KENNESAW, GEORGIA    30144
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (770) 422-1518

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
  10% SENIOR CONVERTIBLE REDEEMABLE PREFERRED STOCK, PAR VALUE $.001 PER SHARE
                    REDEEMABLE COMMON STOCK PURCHASE WARRANTS

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of September 15, 1997, 11,500,000 shares of the registrant's Common Stock, par value $.001 per share, were outstanding.

         Non-affiliates of the registrant owned shares of Common Stock as of September 15, 1997 with an aggregate market value of approximately $3,828,375 (based upon the September 15, 1997 average bid and asked prices of the Common Stock as quoted by the Nasdaq Small-Cap Market).




                       ----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART I............................................................................................................1

         ITEM 1.    BUSINESS......................................................................................1

         ITEM 2.    PROPERTIES....................................................................................9

         ITEM 3.    LEGAL PROCEEDINGS.............................................................................9

         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................9


PART II..........................................................................................................10

         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........................10

         ITEM 6.    SELECTED FINANCIAL DATA......................................................................11

         ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........12

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................15

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........15


PART III.........................................................................................................16

         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................16

         ITEM 11.   EXECUTIVE COMPENSATION.......................................................................20

         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................25

         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................28


PART IV..........................................................................................................29

         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..............................29


SIGNATURES.......................................................................................................32

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Commodore Separation Technologies, Inc., a Delaware corporation (the "Company"), has developed and intends to commercialize its separation technology and recovery system known as SLiM(TM) (Supported Liquid Membrane technology). Based on the results of more than 100 laboratory and other tests to date, the Company believes that SLiM(TM) can separate and recover solubilized metals (e.g., chromium, cadmium, silver, mercury, platinum, lead, zinc and nickel), radionuclides, gas, organics and biochemicals. SLiM(TM) utilizes a process whereby a contaminated liquid or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM(TM)'s proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to disposal.

         SLiM(TM) is distinguishable from other existing forms of membrane filtration technology in that it:

         - requires lower initial capital costs and lower operating costs;

         - has the capability of treating a variety of elements and compounds in numerous industrial settings at greater speed and with a higher degree of effectiveness, in a wide range of contaminant concentrations and volume requirements;

         - is environmentally safe, in most instances producing no sludges or other harmful by-products which would require additional post-treatment prior to disposal;

         - can selectively extract target substances while extracting substantially fewer unwanted substances;

         - can typically operate on-site and in less space than competing technologies;

         - can extract metals, organic chemicals and other elements and compounds in degrees of concentration and purity which permit their reuse; and

         - has the capability, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream.

         In August 1996, the Company completed an on-site demonstration of SLiM(TM) for the decontamination of chromium-contaminated groundwater at the Port of Baltimore, Maryland. During this demonstration, a SLiM(TM) unit, in a single feedstream pass-through, reduced the contamination level of chromium from over 630 parts per million (ppm) to less than one ppm. The results of this test were verified by Artesian Laboratories, Inc., an independent testing laboratory. The Company has since completed additional on-site demonstrations of SLiM(TM) at the Port of Baltimore with similar results. Due to the success of such demonstrations, in February 1997 the State of Maryland informed the Company that it will recommend including the SLiM(TM) process as an eligible technology in the bid documents to remediate chromium leachate at the Port of Baltimore. Based on management studies and discussions with metals industry executives, the Company believes that SLiM(TM) represents a significant technological advancement in the area of environmental remediation.

         In September 1996, the Company installed a prototype SLiM(TM) unit at a Columbus, Ohio metal plating company. DLZ Laboratories, Inc., an independent testing laboratory, verified that the SLiM(TM) unit processed the initial batch of process effluent stream and reduced nickel and zinc contamination from 900 ppm to 2 ppm in one hour. The Company continued to operate this SLiM(TM) unit for three months to process nickel and zinc effluent streams containing concentrations of 200 to 400 ppm, and the unit has consistently reduced the contaminant levels to 1 to 5 ppm. The decontaminated process effluent stream was recycled into the plating line rinse tanks, saving the plating company its normal consumption of make-up water at a rate of five gallons per minute.

         In January 1997, the Company entered into a license agreement (the "Lockheed License Agreement") with Lockheed Martin Energy Research Corporation ("Lockheed Martin"), manager of the Oak Ridge National Laboratory, a United States Department of Energy national laboratory ("Oak Ridge"). Under the terms of the Lockheed License Agreement, the Company received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology can be used to remediate nuclear waste tanks stored at the Department of Energy's atomic energy plants in Rocky Flats, Colorado; Idaho Falls, Idaho; Paducah, Kentucky; Weldon Springs, Missouri; Frenchman Flat, Nevada; Los Alamos, New Mexico; Aiken, South Carolina; Oak Ridge, Tennessee; Pantex, Texas; and Hanford, Washington, and intends to pursue such opportunities. According to Department of Energy sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

         The Company markets its technology to industries engaged in metallurgical processing, metal plating and mining, as well as companies producing organic chemicals and biochemicals and those engaged in gas separation. The Company is also targeting governmental agencies that have sites which require remediation and has already completed an on-site demonstration at the Port of Baltimore. The Company intends to pursue collaborative joint working and marketing arrangements with, or acquisitions of or investments in, companies that have a presence in target markets and those that focus on obtaining environmental remediation projects, including clean-up of harbors, groundwater and nuclear waste sites. Advanced Sciences, Inc., an affiliate of the Company ("Advanced Sciences"), will help market SLiM(TM) to the United States Department of Energy ("DOE") and Department of Defense ("DOD").

         In April 1997, the Company successfully completed an initial public offering of its equity securities (the "Initial Public Offering"), from which it received net proceeds of approximately $11.1 million.

         The Company was incorporated in the State of Delaware in November 1995. The principal executive offices of the Company are located at 3240 Town Point Drive, Suite 200, Kennesaw, Georgia 30144, and its telephone number is (770) 422-1518.

ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         The Company was organized in November 1995 as a wholly owned subsidiary of Commodore Environmental Services, Inc., a Delaware corporation ("Environmental"). Effective February 29, 1996, pursuant to an assignment of technology agreement between the Company and Srinivas Kilambi, Ph.D., the Company's Senior Vice President --Technology, the Company acquired rights to the SLiM(TM) technology from Dr. Kilambi. In consideration for such technology, the Company caused Environmental to issue to Dr. Kilambi 200,000 shares of Environmental common stock and agreed to pay Dr. Kilambi a royalty through December 3, 2002 equal to 2% of the Company's revenues actually received and attributed to the commercial application of the acquired technology, except for applications related to the radionuclides technetium and rhenium, for which Dr. Kilambi is entitled to receive a royalty of .66% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes). In exchange for Environmental's issuance of such shares to Dr. Kilambi, as well as Environmental's funding and support of the Company, the Company issued to Environmental 10,000,000 shares of the common stock, par value $.001 per share ("Common Stock"), of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Certain Relationships and Related Transactions."

         From the Company's inception to December 1996, Environmental financed the research and development activities of the Company through direct equity investments and loans to the Company. Effective as of December 2, 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within Commodore Applied Technologies, Inc., a Delaware corporation and 69.3%-owned, publicly-traded subsidiary of Environmental ("Applied"), Environmental transferred to Applied its 10,000,000 shares of Company Common Stock, which at the time represented all of the outstanding shares of capital stock of the Company, and 100 shares of common stock, par value $.001 per share, of Commodore CFC Technologies, Inc., a Delaware corporation ("CFC"), which represented all of the outstanding shares of capital stock of CFC. In addition, Environmental assigned to Applied outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental a warrant (the "Environmental Warrant") expiring December 2, 2003 to purchase 7,500,000 shares of Applied common stock (the "Warrant Shares") at an exercise price of $15.00 per share. The Environmental Warrant is valued at $2.4 million and contains provisions granting certain registration rights with respect to the Warrant Shares. As a result of the Initial Public Offering, Applied currently owns 87% of the outstanding shares of Common Stock of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions."

MARKET OVERVIEW

         Based on market data compiled by the Company, the Company estimates that, as of June 30, 1997, there were approximately 7,500 companies operating metal plating and metal finishing facilities in the United States and an additional 1,500 such facilities in Canada. Based on estimated sales by these facilities, the Company believes that on average each of these facilities could utilize four to ten SLiM(TM) membrane units. The Company estimates that, as of such date, there were approximately 50 companies in the United States involved in industrial gas separation, and based on these companies' estimated sales, the Company believes that on average each of these companies could utilize two to four membrane units operating at significant volumes. Further, based on market data compiled by the Company, the potential market from organic chemical companies is in excess of 10,000 companies in the United States. Based on these companies' estimated sales, the Company believes that on average each of these companies could utilize two to four membrane units operating at significant volumes. Additionally, there were more than 5,000 biochemical, bulk drug manufacturing and pharmaceutical companies operating in the United States and Canada, and based on these companies' estimated sales, the Company believes that on average the typical such company could utilize two to four membrane units operating at substantial volumes. The Company believes that the potential international market for each of the above applications could be twice the size of the North American market. Federal, state and local government entities are also a potential market for the Company, particularly in the area of environmental remediation and clean-up.

SLiM(TM)

         Although SLiM(TM) uses the same basic principles as other membrane separation technologies, the Company believes that SLiM(TM) represents a significant advance in membrane separation technology in the treatment of solubilized feedstreams. SLiM(TM) acts by separating and extracting the targeted material(s) from the feedstream, rather than trapping the target material as the entire feedstream passes through the filter mechanism. As a result, for the first time, a single process is capable of treating a wide variety of elements and compounds in a wide variety of industrial settings, and doing so at great speed and with a high degree of effectiveness regardless of particle size, volume requirements and other variables. The Company also believes that SLiM(TM) is the first membrane separation technology which is capable, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream. The SLiM(TM) membrane modules can also be configured in various sizes and numbers and for varying capacities, and operate on the manufacturing site at ambient temperatures and pressures.

         SLiM(TM) involves injecting a contaminated liquid or gaseous feedstream into a fibrous membrane unit or module. This module is previously loaded with a series of chemicals whose composition will vary depending on the types of compounds in the feedstream. As the feedstream enters the membrane unit, the metal or other substance to be extracted reacts with the proprietary chemical combination in the fibrous membrane, and the metallic or other ions are extracted through the membrane into a strip solution which is concentrated and gathered in a separate storage container. The balance of the feedstream is either recycled or simply discharged as normal effluent. In some instances, additional treatment may be required prior to disposal, or disposal may need to be made in a regulated manner. The Company believes that SLiM(TM) can be utilized for the separation and recovery of solubilized metals (e.g., chromium, cadmium, silver, mercury, platinum, lead, zinc and nickel), radionuclides, gas, organics and biochemicals.

         The typical SLiM(TM) module is cylindrical in shape and can be situated on a surface or in an area the size of a desktop. The module casing is typically constructed of plastic and contains the microporous fiber membrane through which the target element or compound is separated from the contaminated feedstream. At one end of the module, there is attached a set of pumps and tubing that feeds the contaminated feedstock from its point of origin (such as a metal plating tank or bath) into the module. Additional pumps and tubing are attached to feed and recycle the strip solution which concentrates the contaminant that is being deposited continuously by the Company's proprietary chemicals resident in the membrane, and discharge tubing or piping is attached at the other end of the module, to carry away the separated concentrated metal solution or other compound, and the wastewater and other non-reusable by-product. The Company plans to produce a range of modules that will conform to the customer's requirements for volume and capacity, and thus accommodate the available space in the customer's facility. The Company also formulates the chemical mixture for the process in each customer application, and performs the initial installation of the equipment at the customer site. The customer will operate the equipment and, using computer data links, the Company will monitor the equipment and process while in operation.

LABORATORY AND OTHER TEST RESULTS

         In more than 100 laboratory and other tests to date, SLiM(TM) has demonstrated the ability to successfully separate a variety of metals and other substances from liquid and gaseous process streams. In each instance, the process stream was reduced to levels approaching federal guidelines under the Federal Clean Water Act for the disposal of the reacted process stream as normal wastewater effluent, and the recovered materials were of sufficient quantity and purity as to economically permit the reuse thereof in most commercial applications. Test results included the following:

                                                                                               APPLICABLE
MATERIAL                     BEFORE TREATMENT               AFTER TREATMENT                    FEDERAL GUIDELINE
--------                     ----------------               ---------------                    -----------------
Metals:

     Zinc                    1,000 ppm                      Less than 2 ppm (after 30          Less than 2 ppm
                                                            minutes)

     Nickel                  3,200 ppm                      Less than 1.6 ppm (after 30        Less than 2 ppm
                                                            minutes)

     Chromium (hexavalent)   630 ppm                        0.03 ppm (field test)              0.05 ppm

     Aluminum                195 ppm                        100 ppm (after 15 minutes)         30 ppm

     Silver                  177 ppm                        1 ppm                              Less than 2 ppm

Organics:

     Phenol                  10,000 ppm                     Less than 10 ppm                   Less than 30 ppm

     Nitrophenol             10,000 ppm                     Less than 10 ppm                   Less than 30 ppm

Biochemicals:

     Phenylalanine           5,000 ppm                      Less than 10 ppm                   Less than 30 ppm

Radionuclides:

     Rhenium                 5 ppm                          Less than 5 ppb                    Less than 10 ppb

Anions:

     Nitrates                62,000 ppm                     Less than 100 ppm                  Less than 10 ppm

         All of these tests were performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a large-scale commercial basis or on any specific project. Other than with respect to the Company's tests involving the separation and recovery of zinc, nickel and chromium, no other tests conducted by the Company have been independently verified.

COMMERCIALIZATION AND MARKETING STRATEGY

         During its initial commercialization phase, the Company intends to lease its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, the Company will supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, the Company may, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. The Company also obtains revenues through servicing the SLiM(TM) equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, the Company charges its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, the Company's ongoing charges may be based on the volume of materials processed. Although the Company focuses its initial marketing efforts on domestic businesses, the Company is also prepared to pursue international opportunities, which may arise from successful presentations to multinational corporations or from overseas referrals by domestic entities.

         In specific industries and for specific applications, the Company emphasizes and exploits the following attributes of SLiM(TM).

         Metals Separation and Recovery

         The Company's initial marketing efforts are in the industrial sector, in which the separation and recovery of metal-bearing liquid solutions present a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which no previous technology was available to effect proper separation.

         In September 1996, the Company installed a prototype SLiM(TM) unit on-line at a Columbus, Ohio metal plating company. The unit operated in a batch and in a continuous mode for three months, and, based on operating data results, successfully separated and recovered nickel and zinc effluent streams with concentrations varying from 100 to 1,000 ppm. DLZ Laboratories, Inc., an independent testing laboratory, verified that the SLiM(TM) unit processed the initial batch of process effluent stream and reduced nickel and zinc contamination from 900 ppm to 2 ppm in one hour. The decontaminated process effluent stream was recycled into the plating line rinse tanks, saving the normal consumption of make-up water at a rate of five gallons per minute.

         Based on management studies and discussions with metals industry executives, the Company believes that the major competitive technology in this area is precipitation, which generates a metallic sludge by-product requiring further treatment prior to landfill disposal. By contrast, SLiM(TM) does not generate harmful metallic sludges, and instead enables nearly 100% process water recycling while also enabling recovery of valuable raw materials. As costs of environmental compliance continue to mount, the Company expects SLiM(TM) to become a preferred alternative to existing metals separation methods.

         Environmental Remediation and Restoration

         The Company believes that SLiM(TM) has significant potential for application to environmental remediation and restoration. The Company is currently involved in pilot projects for the decontamination of water at the Port of Baltimore. In the case of a project such as the Port of Baltimore project, it is expected that the remediation technology will be applied continuously over a period of many years, until the subject contamination (in the case of Baltimore, chromium leaching from underlying soil into the aquifer) has been demonstrated to have been abated for a significant period of time.

         In contrast to other remediation technologies, the Company believes that SLiM(TM) has the attributes of lower initial capital costs, lower operating costs and the ability to recover heavy metals for reuse.

         In August 1996, the Company completed an on-site demonstration of SLiM(TM) for the decontamination of water at the Port of Baltimore. During seven hours of operation, a single SLiM(TM) unit, in a single pass-through of feedstream, processed 90 gallons of water containing more than 630 ppm of hexavalent chromium and reduced the hexavalent chromium concentration level to
0.7 ppm. The results of this test were verified by Artesian Laboratories, Inc., an independent testing laboratory. The Company was invited to conduct an additional demonstration at the Port of Baltimore in February 1997 by the Port and Maryland Environmental Service. During this demonstration, approximately 1,500 gallons of the same feedstream used in the first demonstration were processed. Hexavalent chromium was reduced to 0.03 ppm, well below the federal guidelines for unregulated discharge. Due to the success of these demonstrations, the State of Maryland has included the SLiM(TM) process as an eligible technology in the bid documents to remediate chromium leachate at the Port of Baltimore. The Company has engaged a professional engineering company to design and build commercial-scale units capable of processing larger volumes of contaminated water. A commercial unit was mobilized to the Port of Baltimore and commenced operation on June 18, 1997. By June 30, 1997, it had processed approximately 10,000 gallons of chromium contaminated water. This demonstration continued through late August 1997.

         To speed its entry in this market, the Company intends to enter into collaborative joint working and marketing arrangements with established engineering and environmental service organizations which are expected to provide technical and professional expertise, market presence and credibility. Although the Company has entered into memorandums of understanding with several such companies, the Company has not to date entered into any definitive agreements or received any firm contract awards.

         Radionuclide/Mixed Waste Separation

         In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons, testing and energy. SLiM(TM) may have significant capabilities in the separation of radionuclides such as cesium, technetium and rhenium. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years. The Company anticipates pursuing this market area in collaboration with established engineering and environmental service organizations, who can provide technical and professional expertise, market presence and credibility. Neither the Company nor any of its collaborative partners have been awarded any contracts to use SLiM(TM), and there can be no assurance as to whether or when any such contracts may be obtained.

         In January 1997, the Company entered into the Lockheed License Agreement with Lockheed Martin, manager of Oak Ridge. Under the terms of the Lockheed License Agreement, the Company received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. The Company also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, the Company made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement, which may be terminated at any time solely by the Company, has a term which will last until the end of the life of all patents or patentable claims described in or ultimately arising out of the provisional patent filed jointly by the Company and three colleagues of Srinivas Kilambi, Ph.D., the Company's Senior Vice President -- Technology, who worked with him at Oak Ridge, covering their inventions related to radionuclides. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology may remediate nuclear waste water stored at the DOE's atomic energy plants in Rocky Flats, Colorado; Idaho Falls, Idaho; Paducah, Kentucky; Weldon Springs, Missouri; Frenchman Flat, Nevada; Los Alamos, New Mexico; Aiken, South Carolina; Oak Ridge, Tennessee; Pantex, Texas; and Hanford, Washington, and intends to pursue such opportunities. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

         Gas Separation

         The SLiM(TM) equipment and technology can possibly be utilized to separate and recover valuable gases from mixed gaseous and liquid compounds. For example, nitrogen is used for a wide variety of process applications, including oil recovery, food processing, metal heat treatment, and pharmaceutical testing and development.

         Nitrogen is typically obtained by separating it from oxygen, using processes such as cryogenic distillation, absorption, catalytic removal, and permselective polymeric membrane separation. However, each of these processes has disadvantages, which can include high energy usage, high pressure and temperature requirements, and/or relatively low purity of the recovered gas. The SLiM(TM) process is predicted to overcome these disadvantages by yielding relatively pure nitrogen in a low-energy, lower capital cost process conducted at ambient temperature and pressure. The Company has not developed a strategy or targeted a market for commercialization of the gas separation application.

         Organics Separation and Recovery

         As of June 30, 1997, based on market data compiled by the Company, there were more than 10,000 organic chemical industry companies operating in the United States. These companies generate significant volumes of waste process streams, including mixed organic/non-organic streams. SLiM(TM) may have significant capabilities in the separation and recovery of a variety of contaminants, including phenol and nitrophenol (a phenolic derivative), and the Company believes that such capabilities, although untested, extend to other organic chemicals such as volatile organic compounds, petrochemicals, other phenolic derivatives, olefin alkanes and acid gases.

         Currently, the primary technology utilized in this area is activated carbon treatment. Like the other slow biological treatment processes utilized in this area, the by-products are often more toxic than the original compound. The Company intends to demonstrate to chemical manufacturers that SLiM(TM) is effective in dealing with the wide variety of contaminants generated by these businesses, and that use of SLiM(TM) will substantially reduce the environmental risks and costs associated with traditional separation methods.

         Biochemicals Separation and Recovery

         SLiM(TM) may have significant capabilities in the separation and recovery of biochemicals, including phenylalanine (an amino acid). The Company believes that such capabilities, although untested, extend to other biochemicals such as proteins, other amino acids, antibiotics, glycerides, fatty acids, drug delivery vehicles and other pharmaceuticals. Mixed wastes containing these materials are generated in both research and development functions and in manufacturing functions. These materials have substantial value, and the Company intends to emphasize both the value of the recovered materials and the enhanced and speedier environmental compliance attributes of SLiM(TM).

         Currently, the primary competing technology in this area is chromatography, which requires substantially greater time to treat significant volumes of material, and is substantially less selective in the types of materials that can be separated from the liquid feedstream.

CFC SERVICES AGREEMENT

         The Company has entered into a services agreement (the "Services Agreement") with CFC, which has developed and patented a process which, based on test applications of limited quantities of chlorofluorocarbons, may be able to separate mixtures of refrigerants so that they can be returned to productive use at purity levels meeting industry standards. Pursuant to the Services Agreement, the Company will provide advice, assistance and guidance, and, where necessary, personnel to implement the same, in connection with, among others, administrative, financial and related matters, product design, development and promotion, and marketing, sales and related operations to CFC in connection with its business and operations in exchange for which the Company will be paid an annual fee equal to 75% of the net income of CFC, if any, and reimbursement of expenses incurred in furnishing such services. The Services Agreement may be terminated by either party at any time upon not less than 90 days' prior notice.

GOVERNMENT REGULATION

         The Company and its customers are required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including, without limitation, RCRA and OSHA, which may require the Company, its prospective working partners or its customers to obtain permits or approvals to utilize SLiM(TM) and related equipment on certain job sites. In addition, if the Company begins to market SLiM(TM) internationally, the Company will be required to comply with laws and regulations and, when applicable, obtain permits or approvals in those other countries. There is no assurance that such required permits and approvals will be obtained. Furthermore, particularly in the environmental remediation market, the Company may be required to conduct performance and operating studies to assure government agencies that SLiM(TM) and its by-products do not pose environmental risks. There is no assurance that such studies, if successful, will not be more costly or time-consuming than anticipated. Further, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, or are interpreted or enforced differently, the Company, its prospective working partners and/or its customers may be required to meet stricter standards of operation and to obtain additional operating permits or approvals.

ENVIRONMENTAL MATTERS

         The Company's operations, as well as the use of specialized technical equipment by its customers, are subject to numerous federal, state and local regulations relating to the storage, handling and transportation of certain regulated materials. Although the Company's role is generally limited to the leasing of its specialized technical equipment for use by its customers, there is always the risk of the mishandling of such materials or technological or equipment failures, which could result in significant claims against the Company. Any such claims against the Company could materially adversely affect the Company's business, financial condition and results of operations.

         The Company maintains environmental liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate. The Company also maintains contractor's pollution liability insurance with limits of $1.0 million per occurrence and $1.0 million in the aggregate. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against the Company (even if covered by the Company's insurance policy) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

         The basic concepts underlying the SLiM(TM) technology were developed by Srinivas Kilambi, Ph.D., the Company's Senior Vice President -- Technology. Effective February 29, 1996, pursuant to an assignment of technology agreement between the Company and Dr. Kilambi, the Company acquired rights to the SLiM(TM) technology from Dr. Kilambi, together with associated patent rights, confidential know-how and other property rights created or obtained by Dr. Kilambi, whether then existing or thereafter created, relating to the construction, design, development and exploitation of the processes, equipment and technology related to SLiM(TM) and any other product or development resulting from the acquired patent rights.

         In consideration for his assignment of the SLiM(TM) technology, the Company caused Environmental to transfer to Dr. Kilambi 200,000 shares of Environmental common stock and agreed to pay Dr. Kilambi a royalty through December 3, 2002 equal to 2% of its revenues actually received and attributed to the commercial application of the acquired technology, except for applications related to the radionuclides technetium and rhenium, for which Dr. Kilambi is entitled to receive a royalty of .66% of net sales (less allowances for returns, discounts, commissions, freight and excise or other taxes). See " -- Organization and Capitalization of the Company," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Certain Relationships and Related Transactions -- Organization and Capitalization of the Company."

         On September 15, 1997, the Company filed two United States continuation-in-part ("CIP") provisional patent applications and, on September 16, 1997, filed one international patent application under the Patent Cooperation Treaty covering the principal features of its SLiM(TM) technology. One of the CIP provisional patent applications covers the joint inventions of Dr. Kilambi and Lockheed Martin. The other CIP provisional patent application and the international patent application cover the sole inventions of Dr. Kilambi.

         The Company's liquid membrane technology patent applications are based on the selective combination of different known solvents, supports, diluents, carriers and other components to separate a variety of metals, chemicals and other targeted substances. While the Company believes that its technology covers many separation applications, third parties may have developed, or may subsequently assert claims to, certain of these solvents, supports, diluents, carriers or other components for one or more specific applications. In such event, the Company may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties.

         To protect its trade secrets and the unpatented proprietary information in its development activities, the Company requires its employees, consultants and contractors to enter into agreements providing for the confidentiality and the Company's ownership of such trade secrets and other unpatented proprietary information originated by such persons while in the employ of the Company. The Company also requires potential collaborative partners to enter into confidentiality and non-disclosure agreements.

         There can be no assurance that any patents which may hereafter be obtained, or any of the Company's confidentiality and non-disclosure agreements, will provide meaningful protection of the Company's confidential or proprietary information in the case of unauthorized use or disclosure. In addition, there can be no assurance that the Company will not incur significant costs and expenses, including the costs of any future litigation, to defend its rights in respect of any such intellectual property.

COMPETITION

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams, and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chrome and chromium materials from wastewater streams, and precipitation results in the production of sludge which requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times, and are relatively expensive.

         By contrast, SLiM(TM) is capable of handling a broad range of compounds in a faster and relatively inexpensive manner. Furthermore, the by-products of the SLiM(TM) process consist primarily of wastewater, which can be discharged as normal wastewater effluent, and to a substantially lesser extent and in only rare circumstances, materials requiring landfill disposal.

         Separation technologies are currently utilized by a wide variety of domestic and international companies, including several large companies having substantially greater financial and other resources than the Company. Although the Company believes that SLiM(TM) has substantial advantages over all other known separation technologies, any one or more of the Company's competitors, or other enterprises not presently known, may develop technologies which are superior to SLiM(TM). To the extent the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective alternatives, the Company's ability to compete effectively could be materially adversely affected. The Company believes that its ability to compete in both the commercial and governmental sectors is dependent upon SLiM(TM) being a superior, more cost-effective method to achieve separation and/or recovery of a variety of materials in varying amounts and configurations. In the event that the Company is unable to demonstrate that SLiM(TM) is a technical and cost-effective alternative to other separation technologies on a commercial scale, the Company may not be able to compete successfully.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff as well as independent consultants retained by the Company. All such activities are Company-sponsored. Research and development expenditures for the Company were $985,000 and $1,035,000 for the year ended June 30, 1997 and for the period from November 15, 1995 (date of inception) to June 30, 1997, respectively.

EMPLOYEES

         As of June 30, 1997, the Company had 18 full-time employees, including 11 with advanced scientific degrees. The Company believes that it has been successful in attracting experienced and capable personnel. All of the Company's employees have entered into agreements with the Company requiring them not to disclose the Company's proprietary information, assigning to the Company all rights to inventions made during their employment, and prohibiting them from competing with the Company. The Company's employees are not represented by any labor union. The Company believes that relations with its employees are satisfactory.

ITEM 2. PROPERTIES

         The Company's principal executive offices are located in approximately 20,800 square feet of space in Kennesaw, Georgia (near Atlanta) under a lease expiring in February 2002, which the Company began occupying in March 1997. Such space also serves as the Company's administrative offices and research and testing laboratories. The Company pays $122,000 in rent per year under such lease.

         The Company maintains marketing offices located in approximately 2,200 square feet of office space in McLean, Virginia, which also serves as offices of Environmental and Applied. The Company also maintains executive offices located in approximately 2,000 square feet of office space in New York, New York, which also serves as offices of Environmental, Applied, certain of their affiliates, Paul E. Hannesson, the Chairman of the Board and Chief Executive Officer of the Company, and the Chairman of the Board, President and Chief Executive Officer of each of Environmental and Applied, and Bentley J. Blum, a director of each of the Company, Environmental and Applied. See "Certain Relationships and Related Transactions -- Offices."

ITEM 3. LEGAL PROCEEDINGS

         As of June 30, 1997, the Company was not involved in any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, 10% Senior Convertible Preferred Stock, par value $.001 per share ("Convertible Preferred Stock"), and Redeemable Common Stock Purchase Warrants ("Warrants") have been traded and quoted on the Nasdaq Small-Cap Market ("Nasdaq") since April 3, 1997. The following table sets forth, for the period indicated, the high and low bid prices of the Common Stock, Convertible Preferred Stock and Warrants as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                    COMMON STOCK              CONVERTIBLE PREFERRED STOCK                 WARRANTS
                             ----------------------------    ------------------------------    -----------------------------
                               HIGH              LOW            HIGH              LOW              HIGH             LOW
Quarter ended September          $2.25             $1.50          $7.50              $6.50           $0.875           $0.50
30, 1997(1)

Quarter ended June 30,           $5.00            $2.125         $10.00              $7.50           $1.875          $0.875
1997(2)

--------------------------

         (1) Reflects bid information for the period beginning July 1, 1997 through September 15, 1997.

         (2) Reflects bid information for the period beginning April 3, 1997 (the date the Common Stock, Convertible Preferred Stock and Warrants began quoting on Nasdaq) through June 30, 1997.


         As of June 30, 1997, there were 12 owners of record of Common Stock, two owners of record of Convertible Preferred Stock and 10 owners of record of Warrants.

DIVIDEND INFORMATION

         Since its inception, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain earnings to finance the operation and expansion of the Company's business and, accordingly, does not plan for the reasonably foreseeable future to pay cash dividends to holders of the Common Stock. Any decisions as to the future payment of dividends in respect of the Common Stock will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deems relevant.

              On June 30, 1997, the Company paid a cash dividend to the holders of the Convertible Preferred Stock in an aggregate amount of $138,000. Cumulative dividends in respect of the Convertible Preferred Stock are payable at the rate of $1.00 per share per annum, quarterly on the last business day of March, June, September and December of each year, when, as and if declared by the Board of Directors of the Company, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data included in the following table as of June 30, 1996 and 1997, for the period from November 15, 1995 (date of inception) to June 30, 1996, for the year ended June 30, 1997 and for the period from November 15, 1995 (date of inception) to June 30, 1997 are derived from the audited Financial Statements appearing elsewhere herein. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto appearing elsewhere herein.

                                         NOVEMBER 15, 1995                                       NOVEMBER 15, 1995
STATEMENT OF OPERATIONS                 (DATE OF INCEPTION)             YEAR ENDED              (DATE OF INCEPTION)
DATA:(1)                                  TO JUNE 30, 1996            JUNE 30, 1997              TO JUNE 30, 1997
                                        -------------------           -------------             -------------------
Costs and expenses.............              $(60,000)                $(3,265,000)                  $(3,325,000)
Other income and (expense).....               $(1,000)                    $94,000                       $93,000
Net loss.......................              $(61,000)                $(3,171,000)                  $(3,232,000)
Net loss per share(2)..........                  (.01)                       (.31)                         (.32)
Ratio of earnings to preferred
stock dividends(3).............                     -                           -                             -


BALANCE SHEET DATA:                                   JUNE 30, 1996                JUNE 30, 1997
                                                      -------------                -------------
Working capital (deficit)....................            $(81,000)                   $7,817,000
Total assets.................................              23,000                     9,850,000
Total current liabilities....................              84,000                     1,124,000
Deficit accumulated during development stage.             (61,000)                   (3,232,000)
Stockholders' equity (deficit)...............             (61,000)                    8,708,000

(1) The Company is in the development stage, and has had no commercial operations to date. See Note 1 of Notes to Financial Statements.

(2) Net loss per share is calculated on the basis of 10,000,000, 10,375,000 and 10,231,000 shares of Common Stock, respectively, being outstanding for the period.

(3) The Company's operating results are not sufficient to cover the Convertible Preferred Stock cash dividends.

           MANAGEMENT'S DISCUSSION AND ANALYSIS
ITEM 7.    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company was organized in November 1995, has had no commercial operations to date and has not generated material revenues or any profits to date. Since its inception, the Company has been engaged principally in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing commercial-scale units and installing and operating units on a limited basis for demonstration or test purposes. Accordingly, the Company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

         The Company has generated nominal revenues to date and will not generate any material revenues until after the Company successfully completes the installation of units in a significant number of industrial companies, of which no assurance can be given. During the period from November 15, 1995 (date of inception) to June 30, 1996, the Company incurred a net loss of $(61,000). For the year ended June 30, 1997, the Company incurred additional losses of $(3,171,000) and anticipates that it may continue to incur significant losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. See "Business" and Financial Statements.

RESULTS OF OPERATIONS

         Year ended June 30, 1997 compared to Seven Months
         (November 15, 1995 - Inception) ended June 30, 1996

         For the year ended June 30, 1997, the Company incurred $985,000 of research and development costs as compared to $50,000 for the seven months ended June 30, 1996. The increase is due to efforts to commercialize the Company's technology. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses for the year ended June 30, 1997 were $1,356,000, as compared to $10,000 for the seven months ended June 30, 1996. The increase is due to hiring of personnel and acquisition of infrastructure (e.g., office and lab space) to commercialize the Company's technology.

         For the year ended June 30, 1997, the Company was charged $705,000 by Applied as a management fee. This fee is a result of allocated wages and salaries, rent, insurance (including directors' and officers' liability insurance), and other administrative expenses related to its executive offices in New York and its marketing office in Virginia. The management fees commenced in April 1997.

         Gross revenues for the year ended June 30, 1997 were $8,000, as compared to no revenues for the seven months ended June 30, 1996. The Company performed a site demonstration at a client's facility which provided nominal revenues.

         Interest income was $99,000 for the year ended June 30, 1997, as compared to $0 for the seven-month period ended June 30, 1996. This increase resulted from the investment of proceeds of the Company's Initial Public Offering since April 1997.

         Interest expense was $13,000 for the year ended June 30, 1997, as compared to $1,000 for the seven-month period ended June 30, 1996. The increased interest expense is due to a line of credit extended to the Company to fund the Company's operations pending completion of its Initial Public Offering, which occurred in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Through April 1997, the Company has financed its development efforts through direct equity investments and loans from Environmental and Applied. From November 15, 1995 (date of inception) to June 30, 1997, the Company purchased or constructed equipment totaling $766,000 and has incurred patent filing and maintenance costs of $58,000. Effective as of December 2, 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within Applied, Environmental transferred to Applied all of the then outstanding shares of capital stock of the Company and another Environmental subsidiary. In addition, Environmental assigned to Applied outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental the Environmental Warrant. See "Business --Organization and Capitalization of the Company" and "Certain Relationships and Related Transactions --Organization and Capitalization of the Company."

         The Company has sustained losses of $(3,171,000) and $(61,000) for the year ended June 30, 1997 and for the period from November 15, 1995 (date of inception) to June 30, 1996, respectively. The Company had no revenues during the period from November 15, 1995 (date of inception) to June 30, 1996 and had revenues of $8,000 for the year ended June 30, 1997 as a result of billings from the Port of Baltimore field test of the SLiM(TM) process. Substantially all of the Company's losses are attributable to the expenses detailed above. At June 30, 1997 and June 30, 1996, the Company had working capital and working capital deficit of $7,817,000 and $(81,000), respectively, and stockholders' equity and deficit of $8,708,000 and $(61,000), respectively. The Company's increase in working capital and stockholders' equity is principally due to the Company's receipt of net proceeds of $11.1 million from its Initial Public Offering in April 1997. The Company anticipates that the proceeds from the Initial Public Offering will meet its funding needs through June 30, 1998.

         The Company has leased a new facility of approximately 20,800 square feet near Atlanta, Georgia, which it began occupying in March 1997 and which comprises the Company's principal executive offices, administrative offices and research and testing laboratories. Approximately $500,000 was required in connection with leasing the facility and related leasehold improvements. Additionally, approximately $1.0 million will be required to purchase equipment or licensing technology necessary to manufacture the modules and produce the chemicals used in SLiM(TM). The Company anticipates spending approximately $2.8 million to purchase SLiM(TM) components for use in connection with initial demonstrations and/or installations of SLiM(TM) at customer sites. The Company has allocated approximately $2.0 million to meet technology and development costs, including the hiring of additional personnel (including marketing personnel) and the costs associated with conducting ongoing tests, demonstrations and enhancements of SLiM(TM).

         The Company has also allocated a portion of working capital (approximately $900,000) to finance a portion of the purchase price relating to possible acquisitions of, or investments in, complementary (including competitive) businesses, products or technologies. The Company currently has no commitments or agreements with respect to any such acquisitions or investments. In the event any such acquisition or investment opportunity arises in the future, it is probable that the Company will also be required to obtain additional financing to complete such transaction.

         The Company has also allocated approximately $1.0 million to fund proposed collaborative arrangements. These costs include, but are not limited to, salaries and benefits of personnel, equipment design and procurement costs, costs of leasing or otherwise obtaining additional operating facilities, analytical and other testing costs, professional fees, insurance and other administrative expenses. As of June 30, 1997, the Company has not determined the amount to be applied to any one particular proposed collaborative arrangement. The estimated allocation for funding of proposed collaborative arrangements is on an aggregate basis.

         In April 1997, the Company repaid a $1.5 million line of credit provided by a commercial bank to the Company in March 1997. The line of credit was utilized to repay advances made by Applied since December 1, 1996 for providing equipment installed in the Company's new Atlanta facility and for working capital purposes.


NET OPERATING LOSSES

         At June 30, 1997, the Company had tax loss carryforwards of approximately $3,232,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011.

         A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

FORWARD-LOOKING STATEMENTS

         The Company, or its executive officers and directors on behalf of the Company, may from time to time make "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act" and, together with the Securities Act, the "Acts"). The Company is filing this Annual Report on Form 10-K to avail itself of the safe harbor provided in the Acts with respect to any such (i) forward-looking statements that may be contained in the Company's reports and other documents filed with the Securities and Exchange Commission under sections 13 or 15(d) of the Exchange Act and (ii) oral forward-looking statements made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. Such forward-looking statements could involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition and financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; foreign and domestic competition; product demand and industry pricing; cost of compliance with environmental regulations; and management's estimates of niche market data. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements of the Company are included as
ITEM 8 and can be found beginning on page F-1 herein:

         Report of Independent Accountants.

         Balance Sheet as of June 30, 1997 and June 30, 1996.

         Statement of Operations for the year ended June 30, 1997, for the period from November 15, 1995 (date of inception) to June 30, 1996, and for the period from November 15, 1995 to June 30, 1997.

         Statement of Changes in Stockholders' Equity for the period from November 15, 1995 (date of inception) through June 30, 1997.

         Statement of Cash Flows for the year ended June 30, 1997, for the period from November 15, 1995 (date of inception) to June 30, 1996, and for the period from November 15, 1995 to June 30, 1997.

         Notes to Financial Statements.

         All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.


         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ITEM 9.  ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company and its former auditors, Tanner + Co. ("Tanner"), mutually agreed on July 28, 1997 to terminate their relationship. During the fiscal period ended June 30, 1996, and through and including July 28, 1997, Tanner's reports on the Company's financial statements neither contained any adverse opinions nor were qualified or modified as to any uncertainty, except that Tanner's auditors' report with respect to the Company's financial statements for the fiscal period ended June 30, 1996 contained additional paragraphs relating to the Company continuing as a going concern due to the Company's significant losses and deficit in working capital.

         During the fiscal period ended June 30, 1996, and through and including July 28, 1997, there were no disagreements with Tanner on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         The Company has retained Price Waterhouse LLP as its auditors as of July 28, 1997. The decision to terminate the Company's relationship with Tanner and to retain Price Waterhouse LLP was recommended by the Audit Committee of the Board of Directors and unanimously approved by the Board of Directors of the Company.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the executive officers, key employees and directors of the Company, and their positions with the Company, are as follows:

NAME                                        AGE       POSITION
----                                        ---       --------
Paul E. Hannesson.....................       56       Chairman of the Board and Chief Executive Officer

Edwin L. Harper, Ph.D.................       55       Vice Chairman

Kenneth J. Houle......................       58       President and Chief Operating Officer

Michael D. Fullwood...................       50       Senior Vice President, Chief Financial and Administrative
                                                      Officer, Secretary and General Counsel

James M. DeAngelis....................       36       Senior Vice President -- Marketing & Sales

Srinivas Kilambi, Ph.D................       33       Senior Vice President -- Technology

Michael D. Kiehnau, P.E...............       36       Vice President A Finance & Operations

Andrew P. Oddi........................       36       Vice President and Treasurer

William E. Ingram.....................       51       Vice President and Controller

Bentley J. Blum.......................       56       Director

Kenneth L. Adelman, Ph.D..............       49       Director

David L. Mitchell.....................       75       Director

William R. Toller.....................       66       Director


         Each director is elected to serve for a term of one year or until his successor is duly elected and qualified. The Company's officers are elected by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. Messrs. Hannesson and Blum are brothers-in-law. No family relationship exists among any other directors or executive officers of the Company.

         PAUL E. HANNESSON has been a director of the Company since its inception, served as its Chairman of the Board from November 1995 to January 1, 1997, and was reelected Chairman of the Board and elected Chief Executive Officer effective May 1, 1997. Mr. Hannesson has been a director of Applied since March 1996 and was elected Chairman of the Board in November 1996. Mr. Hannesson also served as Chief Executive Officer of Applied from March to October 1996 and as President of Applied from March to September 1996, and was reelected Chief Executive Officer of Applied on November 18, 1996 and President on May 1, 1997. Mr. Hannesson has been a director of Environmental since February 1993 and was elected its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of Environmental from February 1993 to July 1996 and was reelected President on May 1, 1997. Mr. Hannesson also currently serves as the Chairman of the Board and Chief Executive Officer of Commodore Advanced Sciences, Inc., a wholly owned subsidiary of Applied ("CAS"), and CFC. Mr. Hannesson was a private investor and business consultant from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc. from 1989 to August 1991. He currently serves as Chairman of the Board of Lanxide Corporation, a research and development company developing metal and ceramic materials ("Lanxide"), where he also serves on its Executive Committee. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

         EDWIN L. HARPER, PH.D. has been a director of the Company since January 1, 1997 and was elected Vice Chairman of the Company effective May 1, 1997. Dr. Harper served as Chairman of the Board and Chief Executive Officer of the Company from January 1, 1997 to April 1997, and also as President of the Company for an interim period from January 1 to January 27, 1997. Dr. Harper was also elected a director of Applied, Environmental, CAS and CFC in May 1997, after having served as President and Chief Operating Officer of both Environmental and Applied from November 1996 to April 1997, and was elected Vice Chairman of Environmental and Applied effective May 1, 1997. Dr. Harper had been the President and Chief Executive Officer of the Association of American

Railroads, a trade association for the major railroads in North America, since January 1992. Prior to such appointment, Dr. Harper was the Co-Chief Executive Officer of Campbell Soup Company from November 1989 to January 1990, and its Executive Vice President and Chief Financial Officer from 1986 to 1991. Dr. Harper has held several other senior executive officer positions in the past, with Dallas Corporation (1983 to 1986), Emerson Electric Company (1978 to 1981) and CertainTeed Corporation (1975 to 1978), and served in the White House as Assistant to the President, Deputy Director of the Office of Management and Budget and Chairman of the President's Council on Integrity and Efficiency in Government from 1981 to 1983. Dr. Harper holds a Ph.D. degree from the University of Virginia.

         KENNETH J. HOULE was elected President and Chief Operating Officer of the Company effective January 27, 1997. Mr. Houle previously served as the President of The Hall Chemical Company, a manufacturer of inorganic metal catalysts and compounds, from April 1995 to September 1996. Prior to such time, Mr. Houle had served as Vice President and Business Director of the Personal Care Business Unit of International Specialty Products, Inc., a producer of specialty chemicals, from April 1992 to March 1995, and the President and Chief Executive Officer of Ruetgers - Nease Chemical Company, a manufacturer of organic chemical intermediates and surfactants, from February 1990 to January 1991. Mr. Houle was an independent consultant in the chemical industry from October 1996 to January 1997. Mr. Houle is a graduate of Siena College, with a Bachelor's degree in Chemistry, and the Accounting and Financial Management Program at Columbia University. Mr. Houle also participated in the Masters degree program in Organic Chemistry at Iowa State University. He is a board member of the Chemist's Club (New York, New York) and a member of the American Chemical Society, American Institute of Chemical Engineers and Societe de Chemie Industrielle (American section). Mr. Houle is also a trustee and board member of the Ohio Center of Science and Industry.

         MICHAEL D. FULLWOOD was elected Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel of the Company, Applied, Environmental, CAS and CFC effective May 12, 1997. Mr. Fullwood was elected a director of Lanxide effective July 6, 1997. From 1987 to 1996, Mr. Fullwood held numerous positions ranging from Senior Attorney to Executive Vice President and Chief Financial Officer of Witco Corporation, a New York Stock Exchange-traded manufacturer of quality specialty chemical and petroleum products ("Witco"). From 1983 to 1987, Mr. Fullwood served as Senior Attorney at Scallop Corporation (Royal Dutch/Shell Group), where he specialized in corporate matters and mass tort litigation and handled international law for Royal Dutch/Shell Group. Mr. Fullwood also previously served as Senior Attorney of Caltex Petroleum and Arabian American Oil Company, handling corporate, contractual and transnational matters. Mr. Fullwood holds a law degree from Harvard Law School.

         JAMES M. DEANGELIS was elected Senior Vice President -- Marketing & Sales of the Company effective September 1, 1996. He served prior to such time as Vice President -- Marketing of Environmental and President of CFC since January 1993. Prior to January 1993, Mr. DeAngelis was completing M.B.A. and Masters in International Management degrees from the American Graduate School of International Management. Mr. DeAngelis holds B.S. degrees in Biology and Physiology from the University of Connecticut.

         SRINIVAS KILAMBI, PH.D. was elected Senior Vice President -- Technology of the Company on April 1, 1997. Dr. Kilambi served as Vice President -- Technology of the Company from February 1996 to March 31, 1997, and was a part-time consultant to the Company from December 1995 to the time he became an officer of the Company. Prior to joining the Company, Dr. Kilambi was a graduate student at the University of Tennessee, where he received a Ph.D. in Chemical Engineering in January 1996. During the course of his graduate studies, Dr. Kilambi also performed research at Clarkson University, Potsdam, New York (from August 1991 to June 1993) and Oak Ridge National Laboratory, Oak Ridge, Tennessee (from September 1993 to June 1996), and briefly served as an environmental consultant to Jacobs Engineering Group, Inc. from December 1993 to May 1994. Prior to his graduate studies in the United States, Dr. Kilambi served as the President and Managing Director of Chemopol Complex India, Pvt. Ltd., a developer of chemical and biochemical products, from 1987 to August 1991.

         MICHAEL D. KIEHNAU, P.E. was elected Vice President -- Finance & Operations on April 1, 1997, after having served as the Company's Chief Financial Officer from September 1996 to January 1997, and as its Vice President -- Operations from January 1, 1997 to March 31, 1997. From 1992 to August 1996, Mr. Kiehnau served as a manager for Brown & Root, Inc. (an engineering and construction firm), and from 1983 to 1990, Mr. Kiehnau served in various engineering capacities with the U.S. Army Corps of Engineers in the United States, Europe and Central America. From 1990 to 1992, Mr. Kiehnau was a full-time student. Mr. Kiehnau holds a B.S. degree from the United States Military Academy, an M.A. in International Relations from Boston University, and an M.B.A. from the Harvard Graduate School of Business Administration. He is a licensed professional engineer.

         ANDREW P. ODDI was elected Vice President and Treasurer of the Company effective May 1, 1997, after having served as its Vice President -- Finance since January 1, 1997. Mr. Oddi was also elected Vice President and Treasurer of Applied, Environmental, CAS and CFC effective May 1, 1997. Mr. Oddi served as the Vice President of Finance, Chief Financial Officer and Secretary of Applied from March to November 1996. Mr. Oddi also served as Vice President of Finance & Administration and Chief Financial Officer of Environmental from 1987 to April 1997. From 1982 to 1987, Mr. Oddi was employed by Ernst & Young, independent accountants, and held the position of audit manager in 1986 and 1987. Mr. Oddi is a Certified Public Accountant.

         WILLIAM E. INGRAM was elected Vice President and Controller of the Company effective May 1, 1997. Mr. Ingram served as Applied's Vice President and Controller from October 1996 to March 1997, as its Vice President, Finance from March to April 1997, and was reelected Vice President and Controller effective May 1, 1997. Mr. Ingram was also elected Vice President and Controller of Environmental, CAS and CFC effective May 1, 1997. Prior to that Mr. Ingram was Chief Financial Officer of HydroChem Industrial Services, Inc., a privately owned, $160 million company providing high pressure water and chemical cleaning services primarily to the petrochemical industry. Mr. Ingram was Vice President and Region Controller for Chemical Waste Management, Inc. (CWM) for eleven years. CWM, a subsidiary of WMX Technologies, provides hazardous waste treatment and disposal services to a wide range of government and industrial customers. He also spent two years with the solid waste operations of WMX Technologies. Mr. Ingram is a Certified Public Accountant and has an MBA from the University of Florida and a B.S. in Accounting from Florida Southern College.

         BENTLEY J. BLUM has been a director of the Company since August 1996. Mr. Blum served as Chairman of the Board of Applied from March to November 1996, and has served as a director of Applied since that date. Mr. Blum served as the Chairman of the Board of Environmental from 1984 to November 1996, and has served as a director of Environmental since that date. For more than 15 years, Mr. Blum has been a private investor and currently is the sole stockholder and director of a number of corporations which hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is also a director of CAS; CFC; Lanxide; Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; Specialty Retail Services, Inc., a former distributor of professional beauty products; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is the controlling stockholder of Environmental, and is the brother-in-law of Paul E. Hannesson, the Chairman of the Board and Chief Executive Officer of the Company.

         KENNETH L. ADELMAN, PH.D. joined the Board of Directors of the Company in April 1997. Dr. Adelman has been a member of the Board of Directors of Applied and Environmental since July 1996, and was elected Executive Vice President, Marketing and International Development of Applied as of May 1, 1997. Since 1987, Dr. Adelman had been an independent consultant on international issues to various corporations, including Lockheed Martin Corporation and Loral Corporation. Dr. Adelman held positions of responsibility in arms control during most of the Reagan Administration. From 1983 to the end of 1987, he was Director of the United States Arms Control and Disarmament Agency. Dr. Adelman is a professor at Georgetown University and national editor of Washingtonian Magazine. Dr. Adelman accompanied President Reagan on summits with Mikhail Gorbachev and negotiated with Soviet diplomats on nuclear and chemical weapons control issues, from 1983 to 1987. He also headed the United States team on annual arms control discussions with top-level officials of the People's Republic of China from 1983 through 1986. From 1981 to 1983, he served as Deputy United States Representative to the United Nations with the rank of Ambassador Extraordinary and Plenipotentiary. Dr. Adelman holds M.A. and Ph.D. degrees from Georgetown University.

         DAVID L. MITCHELL joined the Board of Directors of the Company in April 1997. Mr. Mitchell has been a member of the Board of Directors of Applied and Environmental since July 1996. For the past 13 years, Mr. Mitchell has been President and co-founder of Mitchell & Associates, Inc., a banking firm providing financial advisory services in connection with corporate mergers, acquisitions and divestitures. Prior to forming Mitchell & Associates in 1982, Mr. Mitchell was a Managing Director of Shearson/American Express Inc. from 1979 to 1982, a Managing Director of First Boston Corporation from 1976 to 1978, and a Managing Director of the investment banking firm of S.G. Warburg & Company from 1965 to 1976. Mr. Mitchell holds a Bachelor's degree from Yale University.

         WILLIAM E. TOLLER joined the Board of Directors of the Company in April 1997. Mr. Toller is also currently the Vice Chairman of Lanxide and Chairman and Chief Executive Officer of Titan Consultants, Inc.. Mr. Toller was a director and the Chairman and Chief Executive Officer of Witco. Mr. Toller had been the Chairman and Chief Executive Officer of Witco since October 1990 and recently retired in July 1996. Mr. Toller joined Witco in 1984 as an executive officer when it acquired the Continental Carbon Company of Conoco, Inc., where he had been its President and an officer since 1955. Mr. Toller is a graduate of the University of Arkansas with a Bachelor's degree in Economics, and the Stanford University Graduate School Executive Program. Mr. Toller serves on the board of directors of Chase Industries, Inc., Fuseplus, Inc., where he is also Chairman of the Organization and Compensation Committee, and the United States Chamber of Commerce, where he is also a member of the Labor Relations and International Policy Committees. Mr. Toller is also a member of the Board of Trustees and the Executive and Finance Committees of the International Center for the Disabled, a member of the Board of Associates of the Whitehead Institute for Biomedical Research, a member of the National Advisory Board of First Commercial Bank in Arkansas, a member of the Dean's Executive Advisory Board and the International Business Committee at the University of Arkansas, College of Business Administration, and a member of the Board of Presidents of the Stamford Symphony Orchestra.

BOARD COMMITTEES

         The Company's Board of Directors has an Audit Committee, a Compensation, Stock Option and Benefits Committee and an Executive and Finance Committee. The responsibilities of the Audit Committee (which consists of Messrs. Mitchell (Chairman) and Toller) include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, and reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff. The Compensation, Stock Option and Benefits Committee (which consists of Messrs. Toller (Chairman) and Mitchell) has responsibility for establishing and reviewing employee compensation, administering and interpreting the Company's 1996 Stock Option Plan (the "Plan"), and determining the recipients, amounts, and other terms (subject to the requirements of the Plan) of options which may be granted under the Plan from time to time. The Executive and Finance Committee (which consists of Messrs. Hannesson (Chairman), Blum and Toller) has responsibility for establishing the Company's executive, accounting and reporting principles, policies and practices, as well as the Company's internal accounting, financial and operating controls.

COMPENSATION OF DIRECTORS

         Each non-management director of the Company receives a directors' fee of $500 per meeting for attendance at Board of Directors meetings, and is reimbursed for actual expenses incurred in respect of such attendance. The Company does not intend to separately compensate employees for serving as directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of Common Stock of the Company, to file initial reports of ownership and reports of changes in ownership of shares of Common Stock with the Securities and Exchange Commission (the "Commission"). Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended June 30, 1997, and upon a review of Form 5 and amendments thereto furnished to the Company with respect to the fiscal year ended June 30, 1997, or upon written representations received by the Company from certain reporting persons that no Form 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the shares of Common Stock of the Company failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 1997, except Michael D. Kiehnau, who inadvertently failed to file a Form 4 with respect to a transaction that occurred in April 1997 (such transaction was subsequently reported on a Form 5 filed with the Commission on July 29, 1997).

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during each of fiscal years 1997 and 1996 to the person serving as the Company's current Chief Executive Officer and to each of the Company's four most highly compensated executive officers other than the Chief Executive Offer whose total salary and bonus compensation exceeded $100,000 during any such year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                         -------------------------------------------------------------------------------------------
                                                                OTHER                         SECURITIES
                                                                ANNUAL        RESTRICTED         UNDER-               ALL OTHER
                                                                COMPEN-          STOCK           LYING      LTIP        COMPEN-
NAME AND PRINCIPAL                      SALARY      BONUS       SATION          AWARD(S)        OPTIONS    PAYOUTS      SATION
  POSITION               YEAR(1)          ($)        ($)          ($)             ($)             (#)        ($)          ($)
  --------               -------          ---        ---          ---             ---             ---        ---          ---
Paul E. Hannesson         1997            -0-        -0-         49,375(2)        -0-           175,000      -0-          -0-
Chief Executive           1996            -0-        -0-          -0-             -0-             -0-        -0-          -0-
Officer                   1995            --          --           --              --             --          --           --

Kenneth J. Houle          1997            77,596(3)  -0-          -0-             -0-           100,000      -0-          -0-
President & Chief         1996            -0-        -0-          -0-             -0-             -0-        -0-          -0-
Operating Officer         1995             --         --           --              --              --         --           --

Michael D.                1997            -0-        -0-         16,442(2)        -0-            67,500      -0-          -0-
Fullwood                  1996            -0-        -0-          -0-             -0-             -0-        -0-          -0-
Senior Vice               1995             --         --           --              --              --         --           --
President

James M. DeAngelis        1997           120,833     -0-          -0-             -0-           101,250      -0-          -0-
Senior Vice               1996            -0-        -0-          -0-             -0-             -0-        -0-          -0-
President                 1995             --         --           --              --              --         --           --

Srinivas Kilambi,         1997           105,481      40,000      -0-             -0-            67,500      -0-          -0-
Ph.D.                     1996            34,038     -0-          -0-             -0-             -0-        -0-          -0-
Senior Vice               1995             --         --           --              --              --         --           --
President --
Technology

(1)      Information is presented for the Company's fiscal year ending on June
         30.

(2) Represents amounts charged by Applied for 50% of the salaries of Messrs. Hannesson and Fullwood.

(3) Represents amount of salary paid to Mr. Houle from January 27, 1997, the date on which Mr. Houle was elected President and Chief Operating Officer, to June 30, 1997.

STOCK OPTIONS

         The following table sets forth certain information concerning options granted in fiscal 1997 to the Named Executive Officers under the Plan. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during fiscal 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                      INDIVIDUAL GRANTS
                              ------------------------------------------------------------------
                                                    PERCENT OF
                                NUMBER OF             TOTAL                                         POTENTIAL REALIZABLE VALUE AT
                               SECURITIES            OPTIONS                                           ASSUMED ANNUAL RATES OF
                               UNDERLYING            GRANTED          EXERCISE OF                   STOCK PRICE APPRECIATION FOR
                                 OPTIONS           TO EMPLOYEES       BASE PRICE     EXPIRATION              OPTION TERM
      NAME                     GRANTED (#)      IN FISCAL YEAR(5)       ($/SH)          DATE            5% ($)          10% ($)
      ----                     -----------      -----------------       ------          ----            ------          -------
Paul E. Hannesson               135,000(1)             15.7%              5.00         12/31/01            -0-              -0-
                                 40,000(2)              4.7%              2.50         12/31/01            -0-              -0-

Kenneth J. Houle                100,000(3)             11.6%              5.00         12/31/01            -0-              -0-

Michael D. Fullwood              67,500(4)              7.9%              2.50         12/31/01            -0-              -0-

James M. DeAngelis              101,250(1)             11.8%              5.00         12/31/01            -0-              -0-

Srinivas Kilambi, Ph.D.          67,500(1)              7.9%              5.00         12/31/01            -0-              -0-

         (1) Options were granted in September 1996. 20% of such options are currently exercisable, and 20% vest each year through September 2000.

         (2) Options were granted in June 1997. 20% of such options are currently exercisable, and 20% vest each year through June 2001.

         (3) Options were granted in January 1997. 20% of such options are currently exercisable, and 20% vest each year through January 2001.

         (4) Options were granted in May 1997. 20% of such options are currently exercisable, and 20% vest each year through May 2001.

         (5) Percentages based on 860,000 stock options granted to employees in fiscal year 1996.

         The following table sets forth certain information concerning the exercise of options and the value of unexercised options held under the Plan at June 30, 1997 by the Named Executive Officers.

  AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                                                      NUMBER OF                     VALUE OF
                                                                                     SECURITIES                   UNEXERCISED
                                                                                     UNDERLYING                   IN-THE-MONEY
                                                                                     UNEXERCISED                    OPTIONS
                                                                                       OPTIONS                  AT FISCAL YEAR-
                                      SHARES                VALUE               AT FISCAL YEAR-END(#)                END($)
                                    ACQUIRED ON           REALIZED                    EXERCISABLE/                  EXERCISABLE/
         NAME                       EXERCISE (#)            ($)(1)                   UNEXERCISABLE               UNEXERCISABLE(2)
         ----                       ------------            ------                   -------------               ----------------
   Paul E. Hannesson                     -0-                  -0-                    35,000/140,000                 -0-/-0-
   Kenneth J. Houle                      -0-                  -0-                     20,000/80,000                 -0-/-0-
   Michael D. Fullwood                   -0-                  -0-                     13,500/54,000                 -0-/-0-
   James M. DeAngelis                    -0-                  -0-                     20,250/81,000                 -0-/-0-
   Srinivas Kilambi, Ph.D.               -0-                  -0-                     13,500/54,000                 -0-/-0-

 -----------------------

         (1) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

         (2) Represents the difference between the last bid price of the Common Stock of $2.25 on September 15, 1997, and the exercise price of the Common Stock options multiplied by the applicable number of options. Since the last bid price on such date was below the exercise price of the options, a zero (-0-) value is computed.

EMPLOYMENT AGREEMENTS

         Paul E. Hannesson, the Company's Chairman of the Board and Chief Executive Officer, entered into an employment agreement with Environmental as of November 18, 1996 for a term expiring on December 31, 1999. Pursuant to such employment agreement, Mr. Hannesson agreed to devote his business and professional time and efforts to the business of Environmental as a senior executive officer, and to serve in senior executive positions with one or more of Environmental's affiliates, including the Company. The employment agreement provides that Mr. Hannesson shall receive, among other things, a base salary at an annual rate of $395,000 through December 31, 1997, and will receive not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999, for services rendered to Environmental and its affiliates, including the Company. Pursuant to the employment agreement, Mr. Hannesson received, among other things: (i) a signing bonus of (a) $150,000 cash and (b) stock options to purchase 950,000 shares of common stock of Environmental, which options vested on the date of his employment agreement; and (ii) options to purchase an aggregate of 2,500,000 shares of Environmental common stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Hannesson is also eligible to receive options to purchase common stock of each publicly-traded affiliate of Environmental in the amount of 1.0% of such affiliate's total outstanding shares of common stock on the date of grant, and incentive compensation of up to $225,000 per year for achieving certain goals.

         Michael D. Fullwood, the Company's Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, entered into an employment agreement with Environmental on May 7, 1997 for a term expiring on April 30, 1999. Pursuant to such employment agreement, Mr. Fullwood agreed to devote his business and professional time and efforts to the business of Environmental as its Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, and to serve in such capacities with one or more of Environmental's affiliates, including the Company. The employment agreement provides that Mr. Fullwood shall receive, among other things, a base salary at an annual rate of $225,000 through April 30, 1998, which base salary shall be increased by not less than 5% per year during the term of the agreement, for services rendered to Environmental and its affiliates, including the Company. Pursuant to the employment agreement, Mr. Fullwood received, among other things: (i) options to purchase an aggregate of 500,000 shares of Environmental common stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Fullwood is also eligible to receive options to purchase 125,000 shares of common stock of Applied and 67,500 shares of Common Stock of the Company, and incentive compensation of up to $75,000 per year for achieving certain goals.

         Each of Kenneth J. Houle, James M. DeAngelis and Srinivas Kilambi, Ph.D. entered into an employment agreement with the Company for a term expiring on December 31, 1999. Pursuant to these employment agreements, Messrs. Houle, DeAngelis and Kilambi have agreed to devote substantially all of their business and professional time and efforts to the business of the Company as executive officers. The employment agreements provide that Messrs. Houle, DeAngelis and Kilambi shall receive a fixed base salary at an annual rate of $180,000, $145,000 and $110,000, respectively, for services rendered in such positions, and each may be entitled to receive, at the sole discretion of the Board of Directors of the Company or a committee thereof, bonuses and/or stock options based on the achievement (in whole or in part) by the Company of its business plan and by the employee of fixed personal performance objectives. Each of Messrs. Houle, DeAngelis and Kilambi are entitled to participate in the Plan and the Company's Executive Bonus Plan.

         The employment agreements also provide for termination by the Company upon death or disability (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon conviction of a felony crime of moral turpitude or a material breach of their obligations to the Company. In the event any of the employment agreements are terminated by the Company without cause, such executive will be entitled to compensation for the balance of the term. The Company intends to obtain commitments for $1,000,000 key-man life insurance policies in respect of each of Messrs. Houle, DeAngelis and Kilambi.

         The employment agreements also contain covenants (a) restricting the executive from engaging in any activities competitive with the business of the Company during the terms of such employment agreements and one year thereafter,
(b) prohibiting the executive from disclosure of confidential information regarding the Company at any time, and (c) confirming that all intellectual property developed by the executive and relating to the business of the Company constitutes the sole and exclusive property of the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation, Stock Option and Benefits Committee during the fiscal year ended June 30, 1997 were William R. Toller (Chairman) and David L. Mitchell. No member of the Compensation, Stock Option and Benefits Committee has any interlocking relationship with any corporation that requires disclosure under this heading.

REPORT OF THE COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation, Stock Option and Benefits Committee (the "Committee") of the Board of Directors of the Company was established in June 1997 and conducted a meeting on June 17, 1997. The duties and responsibilities of the Committee include the following:

         (a) approval of annual salaries and other benefits provided for executive officers of the Company;

         (b) approval of the adoption of compensation plans in which the executive officers of the Company may be participants and awarding of benefits under such plans;

         (c) administration and interpretation of the Plan, and determination of the recipients, amounts and other terms (subject to the requirements of the Plan) of options which may be granted under the Plan from time to time; and

         (d) undertaking studies and making recommendations with respect to the Company's compensation structure and policies and the development of management personnel.

         The Committee's policies with respect to executive compensation are intended to achieve the following goals. First, they are intended to create base compensation levels sufficient to attract and retain talented and dedicated executive officers. Second, the compensation policies are intended to provide a direct link between performance during the year (both the performance of the Company as a whole and the performance of the individual officer) as a part of the officer's compensation. Third, the compensation policies are intended to provide executive officers with the opportunity to acquire an equity stake in the Company through the grant of options pursuant to the Plan.

         During the fiscal year ended June 30, 1997, the full Board of Directors approved bonuses and granted options to certain of its executive officers and certain employees. In each case, the Board of Directors' decision was based upon the principles and procedures outlined above.

                               COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE
                                                    William R. Toller (Chairman)
                                                               David L. Mitchell

               SECURITY OWNERSHIP OF CERTAIN
ITEM 12.       BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 15, 1997 with respect to (i) the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, and (ii) the number of shares of Common Stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                  NUMBER OF SHARES OF COMMON      PERCENTAGE OF OUTSTANDING
NAME AND ADDRESS                                      STOCK BENEFICIALLY                COMMON STOCK
OF BENEFICIAL OWNER(1)                                     OWNED(2)                  BENEFICIALLY OWNED
----------------------                                     --------                  ------------------
Commodore Applied Technologies, Inc.........              10,000,000                        87.0%

Commodore Environmental
  Services, Inc.(3).........................              10,000,000                        87.0%

Bentley J. Blum(4)..........................              10,000,000                        87.0%

Paul E. Hannesson(5)........................                 896,151                         7.8%

Edwin L. Harper(6)..........................                 200,201                         1.7%

Kenneth J. Houle(7).........................                  20,000                          *

Michael D. Fullwood(8)......................                  35,326                          *

James M. DeAngelis(9).......................                  94,690                          *

Srinivas Kilambi, Ph.D.(10).................                  37,133                          *

Michael D. Kiehnau(11)......................                  16,125                          *

Andrew P. Oddi(12)..........................                  50,390                          *

William E. Ingram(13).......................                  12,033                          *

Kenneth L. Adelman(14)......................                  80,913                          *

David L. Mitchell(15).......................                  59,448                          *

William R. Toller(16).......................                  15,188                          *

All executive officers and directors
as a group (13 persons).....................              10,000,000                        87.0%


* Percentage ownership is less than 1%.

(1) The address of each of Commodore Applied Technologies, Inc., Commodore Environmental Services, Inc., Bentley J. Blum, Paul E. Hannesson, Michael D. Fullwood, Kenneth L. Adelman, Ph.D., David L. Mitchell and William R. Toller is 150 East 58th Street, Suite 3400, New York, New York 10155. The address of Edwin L. Harper, Ph.D. is 6867 Elm Street, Suite 210, McLean, Virginia 22101. The address of Kenneth J. Houle, James M. DeAngelis, Srinivas Kilambi and Michael D. Kiehnau is 3240 Town Point Drive, Suite 200, Kennesaw, Georgia 30144. The address of William E. Ingram is 1420 N. Sam Houston Parkway E., Suite 190, Houston, Texas 77032. The address of Andrew P. Oddi is 40 Cutter Mill Road, Suite 509, Great Neck, New York 11021. Bentley J. Blum and Paul
         E. Hannesson are brothers-in-law.

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(3) Represents all of the shares of Common Stock held by Applied, its 69.3%-owned subsidiary.

(4) Represents all of the shares of Common Stock held indirectly by Environmental, based upon Mr. Blum's beneficial ownership of 28,224,050 shares and his spouse's ownership of 2,000,000 shares of common stock of Environmental, representing together 51.7% of the outstanding shares of Environmental common stock. Does not include 440,000 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 395,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

(5) Consists of: (a) 35,000 shares of Common Stock, representing 20% of the 175,000 stock options granted to Mr. Hannesson under the Plan, which are currently exercisable; and (b) Mr. Hannesson's indirect beneficial interest in the shares of Common Stock, based upon an aggregate of (i) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (ii) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse, (iii) currently exercisable options to purchase 1,950,000 shares of Environmental common stock, representing 12.0% of the outstanding shares of Environmental common stock, and (iv) 80,000 shares of Applied common stock, representing 20% of the 400,000 stock options granted to Mr. Hannesson under Applied's 1996 Stock Option Plan, which are currently exercisable. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson, and additional stock options to purchase 2,000,000 shares of Environmental common stock at $.84 per share, which vest and become exercisable ratably on November 18 of each of 1998 through 2001. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children.

(6) Consists of: (a) Dr. Harper's indirect beneficial interest in the shares of Common Stock, based upon his ownership of (i) currently exercisable options to purchase 950,000 shares of Environmental common stock, and (ii) currently exercisable options to purchase 162,375 shares of Applied common stock; and (b) 25,000 shares of Common Stock, representing 20% of the 125,000 stock options granted to Dr. Harper under the Plan, which are currently exercisable.

(7) Consists of 20,000 shares of Common Stock, representing 20% of the 100,000 stock options granted to Mr. Houle under the Plan, which are currently exercisable.

(8) Consists of: (a) Mr. Fullwood's indirect beneficial interest in the shares of Common Stock, based upon his ownership of (i) 100,000 shares of Environmental common stock, representing 20% of the options to purchase 500,000 shares of Environmental common stock granted to Mr. Fullwood, which are currently exercisable and (ii) 25,000 shares of Applied common stock, representing 20% of the options to purchase 125,000 shares of Applied common stock granted to Mr. Fullwood under Applied's 1996 Stock Option Plan, which are currently exercisable; and
         (b) 13,500 shares of Common Stock, representing 20% of the options to purchase 67,500 shares of Common Stock granted to Mr. Fullwood under the Plan, which are currently exercisable.

(9) Consists of: (a) Mr. DeAngelis' indirect beneficial interest in the shares of Common Stock, based upon his ownership of (i) 480,000 shares of Environmental common stock, (ii) currently exercisable options to purchase 100,000 shares of Environmental common stock and (iii) 15,000 shares of Applied common stock, representing 20% of the 75,000 stock options granted to Mr. DeAngelis under Applied's 1996 Stock Option Plan, which are currently exercisable; and (b) 20,250 shares of Common Stock, representing 20% of the 101,250 stock options granted to Mr. DeAngelis under the Plan, which are currently exercisable.

(10) Consists of: (a) Dr. Kilambi's indirect beneficial interest in the shares of Common Stock, based upon his ownership of 200,000 shares of Environmental common stock; and (b) 13,500 shares of Common Stock, representing 20% of the 67,500 stock options granted to Dr. Kilambi under the Plan, which are currently exercisable.

(11) Consists of 1,000 shares of the Company's Common Stock and 15,125 shares of Common Stock, representing 20% of the 75,625 stock options granted to Mr. Kiehnau under the Plan, which are currently exercisable.

(12) Consists of: (a) Mr. Oddi's indirect beneficial interest in the shares of Common Stock, based upon his ownership of (i) 250,000 shares of Environmental common stock, (ii) 40,000 shares of Environmental common stock, representing 20% of the options to purchase 200,000 shares of Environmental common stock granted to Mr. Oddi, which are currently exercisable, and (iii) 15,000 shares of Applied common stock, representing 20% of the options to purchase 75,000 shares of Applied common stock granted to Mr. Oddi under Applied's 1996 Stock Option Plan, which are currently exercisable; and (b) 10,125 shares of Common Stock, representing 20% of the 50,625 stock options granted to Mr. Oddi under the Plan, which are currently exercisable.

(13) Consists of Mr. Ingram's indirect beneficial interest of common stock, based upon his ownership of 30,000 shares of Applied common stock, representing 20% of the 150,000 stock options granted to Mr. Ingram under Applied's 1996 Stock Option Plan, which are currently exercisable.

(14) Consists of: (a) 5,000 shares of the Company's Common Stock; (b) 15,188 shares of Common Stock, representing 33-1/3% of the 45,563 stock options granted to Dr. Adelman under the Plan, which are currently exercisable; and (c ) Dr. Adelman's indirect beneficial interest in the shares of Common Stock based upon his ownership of (i) currently exercisable options to purchase 805,000 shares of Environmental common stock and (ii) currently exercisable options to purchase 135,000 shares of Applied common stock.

(15) Consists of: (a) Mr. Mitchell's indirect beneficial interest in the shares of Common Stock based upon his ownership of currently exercisable options to purchase 135,000 shares of Applied common stock; and (b) 15,188 shares of Common Stock, representing 33 1/3% of the 45,563 stock options granted to Mr. Mitchell under the Plan, which are currently exercisable.

(16) Consists of 15,188 shares of Common Stock, representing 33-1/3% of the 45,563 stock options granted to Mr. Toller under the Plan, which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         The Company was organized in November 1995 as a wholly-owned subsidiary of Environmental. Effective February 29, 1996, pursuant to an assignment of technology agreement between the Company and Srinivas Kilambi, Ph.D., the Company's Senior Vice President -- Technology, the Company acquired rights to the SLiM(TM) technology from Dr. Kilambi. In consideration for such technology, the Company caused Environmental to transfer to Dr. Kilambi 200,000 shares of Environmental common stock and agreed to pay Dr. Kilambi a royalty through December 3, 2002 equal to 2% of the Company's revenues actually received and attributed to the commercial application of the acquired technology, except for applications related to the radionuclides technetium and rhenium, for which Dr. Kilambi is entitled to receive a royalty of .66% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes). In exchange for Environmental's issuance of such shares to Dr. Kilambi, as well as Environmental's funding and support of the Company, the Company issued to Environmental 10,000,000 shares of Common Stock. See "Business -- Organization and Capitalization of the Company" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         From the Company's inception to December 1996, Environmental financed the research and development activities of the Company through direct equity investments and loans to the Company. Effective as of December 2, 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within Applied, Environmental transferred to Applied its 10,000,000 shares of Company Common Stock, which at the time represented all of the outstanding shares of capital stock of the Company, and 100 shares of common stock of CFC, which represented all of the outstanding shares of capital stock of CFC. In addition, Environmental assigned to Applied outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental the Environmental Warrant expiring December 2, 2003 to purchase 7,500,000 Warrant Shares at an exercise price of $15.00 per share. The Environmental Warrant is valued at $2.4 million and contains provisions granting certain registration rights with respect to the Warrant Shares. As a result of the Initial Public Offering, Applied currently owns 87% of the outstanding shares of Common Stock of the Company. See "Business -- Organization and Capitalization of the Company" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

LOANS INVOLVING AFFILIATES

         In March 1997, the Company entered into a $1,500,000 line of credit with a commercial bank. The entire line of credit was borrowed prior to the completion of the Company's Initial Public Offering to repay advances made by Applied to the Company since December 1, 1996 for providing equipment installed in the Company's new Atlanta facility and for working capital purposes. The line of credit was guaranteed by Applied and secured by cash collateral provided by Applied. Upon completion of the Initial Public Offering, the Company applied $1,500,000 of the net proceeds to repay such line of credit, and such guarantee and cash collateral was released to Applied.

OFFICES

         The Company maintains offices located in approximately 2,200 square feet of space in McLean, Virginia, which also serve as offices of Environmental and Applied, and also maintains approximately 2,000 square feet of office space in New York, New York, which also serves as offices of Environmental, Applied, certain of their affiliates, and Messrs. Bentley J. Blum and Paul E.
Hannesson.

         In addition, prior to the Company's occupation of its Kennesaw, Georgia facility in March 1997, the Company shared facilities in Columbus, Ohio with Environmental and certain of its other subsidiaries. The Company paid an allocable share of rent equal to $750 per month for such space. The Company terminated the existing lease in Columbus, Ohio on March 31, 1997.

FUTURE TRANSACTIONS

         In connection with the Initial Public Offering, the Company's Board of Directors adopted a policy whereby any future transactions between the Company and any of its subsidiaries, affiliates, officers, directors, principal stockholders or any affiliates of the foregoing will be on terms no less favorable to the Company than could reasonably be obtained in "arm's length" transactions with independent third parties, and any such transactions will also be approved by a majority of the Company's disinterested outside directors.

                                    PART IV

                  EXHIBITS, FINANCIAL STATEMENT

ITEM 14. SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements.

         The following documents are filed as part of this Annual Report:

         Report of Independent Accountants.

         Balance Sheet as of June 30, 1997 and June 30, 1996.

         Statement of Operations for the year ended June 30, 1997, for the period from November 15, 1995 (date of inception) to June 30, 1996, and for the period from November 15, 1995 to June 30, 1997.

         Statement of Changes in Stockholders' Equity for the period from November 15, 1995 (date of inception) through June 30, 1997.

         Statement of Cash Flows for the year ended June 30, 1997, for the period from November 15, 1995 (date of inception) to June 30, 1996, and for the period from November 15, 1995 to June 30, 1997.

         Notes to Financial Statements.

         All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

Exhibits.

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
1.1               Form of Underwriting Agreement between the Company and
                  National Securities Corporation, as Representative of the
                  several Underwriters listed therein (the "Representative").(5)

3.1               Restated Certificate of Incorporation of the Company.(1)

3.2               By-Laws of the Company.(1)

3.3               Form of Certificate of Designation, Preferences and Rights of
                  10% Senior Convertible Redeemable Preferred Stock of the
                  Company.(6)

4.1               Specimen Common Stock Certificate.(2)

4.2               Form of Warrant Agreement among the Company, the
                  Representative and the Bank of New York.(5)

4.3               Specimen Warrant Certificate.(3)

4.4 Form of Representative's Warrant Agreement between the Company and the Representative, including form of Representative's
                  Warrant therein.(5)

4.5               Specimen Convertible Preferred Stock Certificate.(3)

10.1              Employment Agreement, dated as of August 1, 1996, between the
                  Company and Alan R. Burkart.(1)

10.2 Employment Agreement, dated as of September 1, 1996, between the Company and Carl O. Magnell.(1)

10.3 Employment Agreement, dated as of September 1, 1996, between the Company and James M. DeAngelis.(1)

10.4 Employment Agreement, dated as of September 1, 1996, between the Company and Srinivas Kilambi, Ph.D.(1)

10.5 Employment Agreement, dated as of September 1, 1996, between the Company and Michael D. Kiehnau.(1)

10.6              1996 Stock Option Plan of the Company.(1)

10.7              Executive Bonus Plan of the Company.(1)

10.8 Memorandum of Understanding, dated August 30, 1996, between the Company and Teledyne Brown Engineering, a Division of
                  Teledyne Industries, Inc., as amended.(1) and (5)

10.9 Memorandum of Understanding, dated August 29, 1996, between the Company and Sverdrup Environmental, Inc., as amended.(1)
                  and (5)

10.10 Services Agreement, dated August 31, 1996, between the Company and Commodore CFC Technologies, Inc.(1)

10.11             Assignment of Technology Agreement, dated as of December 4,
                  1995, by and between the Company (formerly Commodore Membrane
                  Technologies, Inc.) and Srinivas Kilambi, Ph.D.(1)

10.12             Employment Agreement, dated as of October 31, 1996, between
                  Environmental and Edwin L. Harper, Ph.D.(3)

10.13             Undivided Rights (Sole Commercial) License Agreement, dated
                  January 5, 1997, between Lockheed Martin Energy Research
                  Corporation and the Company.(3)

10.14 Stock Purchase Agreement, dated as of December 2, 1996, by and between Environmental and Applied.(3)

10.15             Form of Revolving Credit Agreement between the Company and
                  Environmental.(5)

10.16 Employment Agreement, dated as of January 27, 1997, between the Company and Kenneth J. Houle.(4)

*10.17            Employment Agreement, dated as of November 18, 1996, between
                  Environmental and Paul E. Hannesson.

*10.18 Employment Agreement, dated May 7, 1997, between Environmental and Michael D. Fullwood.

22.1              Subsidiaries of the Company.(1)

*27.1             Financial Data Schedule.

--------------------------

* Filed herewith.

(1) Incorporated herein by reference and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 1996 (File No. 333-11813) (the "Registration Statement").


(2) Incorporated herein by reference and filed as an Exhibit to Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on October 18, 1996.

(3) Incorporated herein by reference and filed as an Exhibit to Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on January 23, 1997.

(4) Incorporated herein by reference and filed as an Exhibit to Amendment No. 4 to the Registration Statement filed with the Securities and Exchange Commission on January 28, 1997.

(5) Incorporated herein by reference and filed as an Exhibit to Amendment No. 5 to the Registration Statement filed with the Securities and Exchange Commission on March 13, 1997.

(6) Incorporated herein by reference and filed as an Exhibit to Amendment No. 6 to the Registration Statement filed with the Securities and Exchange Commission on March 25, 1997.


Reports on Form 8-K:

         On July 31, 1997, the Company filed with the Commission a Current Report on Form 8-K, dated July 28, 1997, with respect to the mutual agreement of the Company and Tanner + Co. to terminate their relationship and the Company's decision to change its fiscal year end from June 30 to December 31.

                                   SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on September 24, 1997.


                                 COMMODORE SEPARATION TECHNOLOGIES, INC.


                                 By: /s/ Paul E. Hannesson
                                    -------------------------------------------
                                      Paul E. Hannesson, Chairman of the Board
                                      and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Paul E. Hannesson
----------------------------------             Chief Executive Officer (Principal        September 24, 1997
Paul E. Hannesson                              Executive Officer)

/s/ Michael D. Fullwood
----------------------------------             Chief Financial and Administrative        September 24, 1997
Michael D. Fullwood                            Officer (Principal Financial Officer)

/s/ Paul E. Hannesson
----------------------------------             Chairman of the Board                     September 24, 1997
Paul E. Hannesson

/s/ Edwin L. Harper
----------------------------------             Vice Chairman                             September 24, 1997
Edwin L. Harper, Ph.D.

/s/ Bentley J. Blum
----------------------------------             Director                                  September 24, 1997
Bentley J. Blum

/s/ David L. Mitchell
----------------------------------             Director                                  September 24, 1997
David L. Mitchell

/s/ William E. Toller
----------------------------------             Director                                  September 24, 1997
William E. Toller

/s/ Kenneth L. Adelman
----------------------------------             Director                                  September 24, 1997
Kenneth L. Adelman, Ph.D.

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS                                                     PAGE NO.
--------------------                                                     --------
Report of Independent Accountants                                           F-1

Independent Auditors' Report                                                F-1A

Balance Sheet as of June 30, 1997 and June 30, 1996                         F-2

Statement of Operations for the year ended June 30, 1997, for the period from November 15, 1995 (date of inception) to June 30,
         1996, and for the period from November 15, 1995 to June 30, 1997   F-3

Statement of Changes in Stockholders' Equity for the period from
         November 15, 1995 (date of inception) through June 30, 1997        F-4

Statement of Cash Flows for the year ended June 30, 1997, for the period from November 15, 1995 (date of inception) to June 30,
         1996, and for the period from November 15, 1995 to June 30,1997    F-5

Notes to Financial Statements                                               F-6

Financial Statement Schedules                                               None

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc. (a development stage company)

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Commodore Separation Technologies, Inc. (a development stage company) at June 30, 1997, and the results of its operations and its cash flows for the year then ended and the period from November 15, 1995 (inception) through June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.



Price Waterhouse LLP

Philadelphia, Pennsylvania
August 6, 1997

                          INDEPENDENT AUDITORS' REPORT







TO THE BOARD OF DIRECTORS OF
COMMODORE SEPARATION TECHNOLOGIES, INC.


         We have audited the accompanying balance sheet of Commodore Separation Technologies, Inc. (a development stage company) as of June 30, 1996, and the related statements of operations, stockholders' deficit, and cash flows for the period from November 15, 1995 (date of inception) to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commodore Separation Technologies, Inc. (a development stage company) as of June 30, 1996, and the results of its operations and its cash flows for the period from November 15, 1995 (date of inception) to June 30, 1996, in conformity with generally accepted accounting principles.


                                                              TANNER + CO.







Salt Lake City, Utah
August 1, 1996



                                      F-1A

Commodore Separation Technologies, Inc.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                           JUNE 30,
                                                                                  -------------------------
                                                                                    1997            1996
                                     ASSETS
Current assets:
     Cash                                                                         $    166        $      3
     Temporary investments                                                           8,727              --
     Receivables from related party                                                     12              --
     Prepaid assets and other current receivables                                       36              --
                                                                                  --------        --------

          Total current assets                                                       8,941               3

Property and equipment:
     Technical equipment                                                               411               7
     Office equipment                                                                  355               3
     Leasehold improvements                                                            203              --
                                                                                  --------        --------

                                                                                       969              10
     Less accumulated depreciation                                                     116              --
                                                                                  --------        --------

     Net property and equipment                                                        853              10

Intangible assets, net of accumulated amortization of $2 and $0                         56              10
                                                                                  --------        --------

                                                                                  $  9,850        $     23
                                                                                  ========        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                  $    288        $     18
Accrued liabilities                                                                    141              12
Due to related party                                                                   695              54
                                                                                  --------        --------

          Total current liabilities                                                  1,124              84

Capital lease obligation                                                                18              --
Commitments and contingencies
Stockholders' equity (deficit):
     Preferred stock, $.001 par value, 10% non-cumulative,
       5,000,000 shares authorized, 600,000 and 0 shares
       issued and outstanding, respectively                                              1              --
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 11,500,000 and 10,000,000 shares issued
       and outstanding, respectively                                                    11              10
     Additional paid in capital                                                     11,928               5
     Subscription receivable                                                            --             (15)
     Deficit accumulated during the development stage                               (3,232)            (61)
                                                                                  --------        --------

          Total stockholders' equity (deficit)                                       8,708             (61)
                                                                                  --------        --------

                                                                                  $  9,850        $     23
                                                                                  ========        ========



                 See accompanying notes to financial statements

Commodore Separation Technologies, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                       PERIOD FROM             CUMULATIVE
                                                      NOVEMBER 15,            AMOUNTS FROM
                                                          1995                 NOVEMBER 15,
                                           YEAR         (DATE OF                  1995
                                           ENDED       INCEPTION)               (DATE OF
                                          JUNE 30,     TO JUNE 30,            INCEPTION) TO
                                           1997          1996                 JUNE 30, 1997
Costs and expenses:
     Research and development            $   985        $    50                   $ 1,035
     General and administrative            1,356             10                     1,366
     Depreciation and amortization           118             --                       118
     Corporate overhead expenses             705             --                       705
     Sales and marketing                      51             --                        51
     Licensing fee                            50             --                        50
                                         -------        -------                   -------

     Total costs and expenses              3,265             60                     3,325
                                         -------        -------                   -------

Revenue                                        8             --                         8
Interest income                               99             --                        99
Interest expense                             (13)            (1)                      (14)
                                         -------        -------                   -------

     Net loss before income taxes         (3,171)           (61)                   (3,232)

Income tax benefit                            --             --                        --
                                         -------        -------                   -------

     Net loss                            $(3,171)       $   (61)                  $(3,232)
                                         =======        =======                   =======

Net loss per share                       $ (0.31)       $ (0.01)                  $ (0.32)
                                         =======        =======                   =======






                 See accompanying notes to financial statements
cOMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------



                                                                  COMMON STOCK                         PREFERRED STOCK
                                                         ------------------------------       --------------------------------
                                                            SHARES             AMOUNT             SHARES             AMOUNT
Common stock issued for cash on
     November 15, 1995 (inception) at $1 per share               100                 --                 --                 --
Stock split of 150,000 shares for one share
     on September 5, 1996                                 14,999,900                 15                 --                 --
Reverse stock split of 1.50 shares
     for one share on November 26, 1996                   (5,000,000)                (5)                --                 --
Net loss for the period from
     November 15, 1995 through June 30, 1996                      --                 --                 --                 --
                                                         -----------        -----------        -----------        -----------

Balance, June 30, 1996                                    10,000,000                 10                 --                 --

Collection of subscription receivable                             --                 --                 --                 --
Conversion of notes payable to capital                            --                 --                 --                 --
Proceeds from sale of common stock and warrants            1,500,000                  1                 --                 --
Proceeds from sale of preferred stock and warrants                --                 --            600,000                  1
Dividend on preferred stock                                       --                 --                 --                 --
Net loss for the year ended June 30, 1997                         --                 --                 --                 --
                                                         -----------        -----------        -----------        -----------

Balance, June 30, 1997                                    11,500,000        $        11            600,000        $         1
                                                         ===========        ===========        ===========        ===========


                                                                                                 DEFICIT
                                                                                               ACCUMULATED          TOTAL
                                                                              ADDITIONAL        DURING THE      SHAREHOLDERS'
                                                          SUBSCRIPTION         PAID IN         DEVELOPMENT         EQUITY
                                                           RECEIVABLE          CAPITAL            STAGE           (DEFICIT)
Common stock issued for cash on
     November 15, 1995 (inception) at $1 per share                --                 --                 --                 --
Stock split of 150,000 shares for one share
     on September 5, 1996                                        (15)
Reverse stock split of 1.50 shares
     for one share on November 26, 1996                           --                  5                 --                 --
Net loss for the period from
     November 15, 1995 through June 30, 1996                      --                 --                (61)               (61)
                                                         -----------        -----------        -----------        -----------

Balance, June 30, 1996                                           (15)                 5                (61)               (61)

Collection of subscription receivable                             15                 --                 --                 15
Conversion of notes payable to capital                            --                976                 --                976
Proceeds from sale of common stock and warrants                   --              6,108                 --              6,109
Proceeds from sale of preferred stock and warrants                --              4,977                 --              4,978
Dividend on preferred stock                                       --               (138)                --               (138)
Net loss for the year ended June 30, 1997                         --                 --             (3,171)            (3,171)
                                                         -----------        -----------        -----------        -----------

Balance, June 30, 1997                                   $        --        $    11,928        $    (3,232)       $     8,708
                                                         ===========        ===========        ===========        ===========


                See accompanying notes to financial statements

Commodore Separation Technologies, Inc.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                    PERIOD FROM           CUMULATIVE
                                                                                    NOVEMBER 15,         AMOUNTS FROM
                                                                                        1995             NOVEMBER 15,
                                                                   YEAR               (DATE OF               1995
                                                                   ENDED             INCEPTION)            (DATE OF
                                                                 JUNE 30,           TO JUNE 30,          INCEPTION) TO
                                                                   1997                 1996             JUNE 30, 1997


Cash flows from operating activities:
     Net loss                                                    $ (3,171)            $    (61)            $ (3,232)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                118                   --                  118
         Changes in assets and liabilities:
         Accounts payable                                             270                   18                  288
         Accrued liabilities                                          129                   12                  141
         Receivables from related party                               (12)                  --                  (12)
         Other assets                                                 (36)                  --                  (36)
                                                                 --------             --------             --------

              Net cash used in operating activities                (2,702)                 (31)              (2,733)

Cash flows from investing activities:
     Acquisition of intangible assets                                 (48)                 (10)                 (58)
     Purchase of property and equipment                              (352)                  (3)                (355)
     Acquisition of leasehold improvements                           (203)                  --                 (203)
     Construction of technical equipment                             (404)                  (7)                (411)
     Temporary investments purchased                               (8,727)                  --               (8,727)
                                                                 --------             --------             --------

              Net cash used in investing activities                (9,734)                 (20)              (9,754)
                                                                 --------             --------             --------

Cash flows from financing activities:
     Proceeds from sale of common stock and warrants                6,109                   --                6,109
     Proceeds from sale of preferred stock and warrants             4,978                   --                4,978
     Preferred stock dividend                                        (138)                  --                 (138)
     Borrowings from stockholder                                      641                   54                  695
     Collection of subscription receivable                             15                   --                   15
     Contributed capital                                              976                   --                  976
     Increase in capital lease obligation                              18                   --                   18
                                                                 --------             --------             --------

              Net cash provided by financing activities            12,599                   54               12,653

Increase in cash                                                      163                    3                  166
Cash, beginning of period                                               3                   --                   --
                                                                 --------             --------             --------

Cash, end of period                                              $    166             $      3             $    166
                                                                 ========             ========             ========

Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                                   $     13             $      1             $     14
                                                                 ========             ========             ========

      Income taxes                                               $     --             $     --             $     --
                                                                 ========             ========             ========

                See accompanying notes to financial statements

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENTAL STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.   BACKGROUND

     Commodore Separation Technologies, Inc. (a development stage company) (the "Company") was incorporated on November 15, 1995, under the laws of the state of Delaware. Effective February 29, 1996, the Company acquired the rights to its proprietary separation technology and entered into a royalty agreement with the inventor of the technology as described in Note 5. Pursuant to these agreements, the company caused its then parent, Commodore Enviornmental Services, Inc. ("Enviornmental") to issue 200,000 shares of Enviornmental common stock to the inventor of the technology.


     The Company is a process technology company which has developed and intends to commercialize its separation technology and recovery system, known as SLiM(TM). The Company believes SLiM(TM) is capable of effectively separating and extracting various solubilized materials, including metals, organic chemicals, biochemicals, radionuclides and other targeted substances, from liquid and gaseous process streams. The Company has not commenced planned principal operations. As such, the Company is considered a development stage company as defined in SFAS No. 7.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. There are no material differences in instruments from the recorded book value as of June 30, 1997.

     RESEARCH AND DEVELOPMENT EXPENDITURES

     Research and development expenditures are charged to operations as incurred except for those costs relating to the design or construction of an asset having an economic useful life which are then capitalized and depreciated over the estimated life.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Major additions and improvements are capitalized and minor replacements, maintenance and repairs which do not increase the useful lives of the assets are expensed as incurred. Depreciation and amortization are recorded using a straight-line method over estimated useful lives of the assets, which vary from two to ten years.

     INTANGIBLE ASSETS

     The Company has incurred costs associated with applying for certain patents. These costs are amortized over 17 years. Accumulated amortization was $1,792 and $101 at June 30, 1997 and June 30, 1996, respectively.

     LOSS PER SHARE

     Loss per share is computed based on the average number of shares outstanding of 10,375,000, 10,000,000 and 10,231,000 shares for the year ended June 30, 1997, for the period November 15, 1995 (date of inception) to June 30, 1996 and for the period November 15, 1995 to June 30, 1997, respectively.

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS


     INCOME TAXES

     Deferred income taxes are provided in amounts sufficient to give effect to timing differences between financial and tax reporting.

     CONCENTRATION OF CREDIT RISK

     The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

     USE OF ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   RELATED PARTY TRANSACTIONS

     For the year ended June 30, 1997, the Company was charged a management fee by Commodore Applied Technologies Inc. ("Applied") of $705,000. This management fee is a result of allocated wages and salaries, rent, insurance (including director and officer liability insurance) and other administrative expenses relating to its executive offices in New York and its marketing office in Virginia. The management fees commenced in April 1997.

     The Company owed unsecured advances of $54,000 as of June 30, 1996 to its then sole stockholder, Environmental, and $695,000 to its current majority stockholder, Applied, as of June 30, 1997.

     Effective December 2, 1996, Environmental transferred 100% of the capital stock of the Company and notes receivable from the Company which aggregated $976,200 to its 69.3% owned subsidiary, Applied in exchange for cash and a warrant to purchase shares of Applied common stock. Concurrent with this transaction, Applied contributed the notes receivable from the Company as a capital contribution. The transfer has been accounted for as a transaction between entities under common control. Accordingly, the historical basis of Environmental's investment and the net assets of the Company were not adjusted.

     Through June 30, 1996, the Company had an unwritten agreement in which its sole stockholder provided space for the Company's New York offices at no cost, and another company under common control provided the Ohio facility space to the Company at no cost. Subsequent to June 30, 1996, the Company paid a monthly rent of $750 for the Ohio space.

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS


4.   INCOME TAXES

     The difference between the income tax benefit at statutory rates for the periods ended June 30, 1997 and June 30, 1996, respectively, and the amount presented in the financial statements are as follows:

                                                          (in thousands)
                                                             JUNE 30,
                                                       1997            1996

Tax benefit at statutory rates                       $ (1,078)       $    (21)
Valuation allowance                                     1,078              21
                                                     ---------       ---------
                                                     $      -        $      -
                                                     =========       =========

Deferred tax assets are as follows:

                                                          (in thousands)
                                                             JUNE 30,
                                                       1997            1996

Net operating loss carryforward                      $ (1,099)       $    (21)
Valuation allowance                                     1,099              21
                                                     ---------       ---------
Net deferred tax asset                               $      -        $      -
                                                     =========       =========

     At June 30, 1997, the Company had tax loss carryforwards of approximately $3,232,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011.

     A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

5.   ROYALTY AGREEMENTS

     As described in Note 1, the Company has an agreement with an officer of the Company pursuant to which the officer is to receive a royalty of 2% of collected revenues from the Company's membrane separation technology through December 3, 2002, except for applications related to the radionuclides technetium and rhenium, for which the officer is entitled to receive a royalty of .66% of net sales (less allowances for returns, discounts, commissions, freight and excise or other taxes).

     The Company also has a license agreement with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a U.S. Department of Energy national laboratory, whereby Lockheed Martin received a $50,000 licensing fee during the year ended June 30, 1997,

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS


     and is to receive a royalty of 2% of net sales of the Company's products or processes covered under the agreement (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. in addition, the Company has agreed to guarantee Lockheed Martin, commencing in the third year of the agreement, an annual minimum royalty of $15,000.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and No. 129, "Disclosure of Information About Capital Structure." Both statements are effective for periods ending after December 15, 1997 and neither is expected to have a material impact on the financial position or results of operations of the Company.

7.   PUBLIC STOCK OFFERING

     In April, 1997, the Company completed an Initial Public Offering of 1,500,000 units each consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock, and 600,000 units each consisting of one share of Convertible Preferred Stock and a Warrant to purchase one share of Common Stock.

     Proceeds from the offering were as follows:

                                               COMMON           PREFERRED
                                               UNITS              UNITS
                                               -----              -----
Proceeds allocated to shares                 $5,564,000         $5,214,000
Proceeds allocated to warrants                2,086,000            846,000
                                            ------------       ------------

    Gross proceeds                            7,650,000          6,060,000

Less: Discount and offering expenses          1,541,000          1,082,000
                                            ------------       ------------

    Net proceeds                             $6,109,000         $4,978,000
                                            ============       ============

     The underwriter of the offering exercised its right to purchase an additional 315,000 Warrants for $31,500.

8.   CAPITAL STRUCTURE

     COMMON STOCK:

     On September 5, 1996, the Company amended its Certificate of Incorporation authorizing up to 5,000,000 shares of Preferred Stock, $.001 par value and up to 50,000,000 shares of Common Stock, $.001 par value.

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS


     The Company also effected a stock split of 150,000 shares for one share. This increased the total number of shares of Common Stock issued and outstanding to 15,000,000 shares, which were all held by Environmental. On November 26, 1996, the outstanding shares were reduced to 10,000,000 based on a 1-for-1.50 reverse stock split. The financial statements have been prepared as though the above changes in stockholders' equity had occurred at November 15, 1995.

     PREFERRED STOCK:

     The Convertible Preferred Stock has a par value of $.01 per share and a stated value of $10.00 per share. Cumulative dividends are payable at the rate of $1.00 per share per annum, quarterly on the last business day of March, June, September and December of each year, commencing June 30, 1997, when, and if declared by the Board of Directors, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock. Failure to pay any quarterly dividend will result in a reduction of the conversion price as described below.

     The Convertible Preferred Stock is convertible into Common Stock at any time prior to redemption at a conversion rate of 1.67 shares of Common Stock for each share of Convertible Preferred Stock (an effective conversion price of $6.00 per share of Common Stock), subject to adjustment under certain circumstances, including the failure of the Company to pay a dividend on the Convertible Preferred Stock within 30 days of a dividend payment date, which will result in each instance in a reduction of $.50 per share in the conversion price but not below $3.75 per share.

     The Convertible Preferred Stock is redeemable, in whole but not in part, by the Company upon 30 days' prior written notice after April 3, 2000 at $10.00 per share, plus accumulated and unpaid dividends, provided the closing bid price of the Common Stock for at least 20 consecutive trading days ending not more than 10 trading days prior to the date of the notice of redemption equals or exceeds $10.00 per share or, after April 3, 2001, at certain cash redemption prices plus accumulated and unpaid dividends.

     The holders of Convertible Preferred Stock have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the Convertible Preferred Stock with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. In addition, if the company fails to pay dividends on the Convertible Preferred Stock for four consecutive quarterly dividend payment periods, holders of Convertible Preferred Stock voting separately as a class will be entitled to elect one director; such voting right will be terminated as of the next annual meeting of stockholders of the Company following payment of all accrued dividends.

     Upon liquidation, dissolution or winding up of the company, holders of Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $10.00 per share (plus accumulated and unpaid dividends) before any distribution to holders of the Common Stock or any capital stock ranking junior to the convertible Preferred Stock.

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS


     WARRANTS

     Each Warrant entitles the holder thereof to purchase, at any time from April 3, 1998 through April 3, 2002, one share of Common stock at a price of $5.50 per share, subject to adjustment. Commencing October 3, 1998, the Warrants are subject to redemption by the Company, in whole but not in part, at $.10 per Warrant on 30 days' prior written notice provided that the average closing sale price of the Common Stock equals or exceeds $15.00 per share, subject to adjustment, for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

     REPRESENTATIVE'S WARRANTS

     In connection with the Offering, the Company sold to National Securities, (the "Underwriter"), for $.0001 per warrant, warrants to purchase from the Company up to 60,000 shares of Convertible Preferred Stock, 150,000 shares of Common Stock and/or 210,000 Warrants (the "Representative's Warrants"). The Representative's Warrants are exercisable at a price of $12.00 per share of Convertible Preferred Stock, $6.00 per share of Common Stock and $.12 per Warrant from April 3, 1998 through April 3, 2001, and are restricted from sale, transfer, assignment or hypothecation prior to that date, except to officers of the Underwriter. The Representative's Warrants provide for adjustment in the number of securities issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Common Stock. The Representative's Warrants grant to the holders thereof certain rights of registration for the securities issuable upon exercise thereof.

9.   STOCK OPTION PLAN

     On September 5, 1996, Environmental (as sole stockholder of the Company) approved the Company's 1996 Stock Option plan, as previously adopted by the Company's Board of Directors (the "Plan"), pursuant to which officers, directors, and/or key employees and/or consultants of the company can receive incentive stock options and non-qualified stock options to purchase up to an aggregate of 1,350,000 shares of the Company's Common Stock (of which no more than 1,147,500 shares may be issued pursuant to non-qualified stock options). On September 5, 1996, December 18, 1996, and January 27, 1997, the Company's Board of Directors awarded, effective upon completion of the initial public offering, non-qualified stock options under the Plan to certain key executive officers entitling them to purchase an aggregate of 630,000 shares of Common Stock, all of which provide for an exercise price equal to the initial public offering price of the Common Stock, are exercisable at the rate of 20% of the number of options granted in each of calendar 1996 (1997 in the case of one executive officer) through 2000, inclusive, beginning on the closing date of the initial public offering and, unless exercised, expire on December 31, 2001 (subject to prior termination in accordance with the applicable stock option agreements).

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS


     In addition, non-qualified options to purchase an aggregate of 136,689 shares of Common Stock were awarded, effective upon completion of the initial public offering, to members of the Board of Directors who are not employed or otherwise affiliated with the Company, all of which are exercisable at the rate of 33-1/3% of the number of options granted in each of calendar 1996 through 1998, inclusive, beginning on the closing date of the initial public offering, and, unless exercised, expire on December 31, 2001 (subject to prior termination in accordance with the applicable stock option agreements). The exercise price applicable to all outstanding stock options represents not less than 100% of the fair market value of the underlying Common Stock as of the date that such options were granted, as determined by the Board of Directors of the Company on the date that such options were granted. In December 1996 and January 1997, Applied as purchaser of 100% of the capital stock of the Company, ratified the Plan and all issuances thereunder.

     In May and June 1997, the Company granted incentive and non-qualified stock options to purchase an aggregate of 230,000 shares of the Company's common stock.

     As of June 30, 1997, none of the aforementioned stock options had been exercised.

     The Company has adopted the intrinsic value method of accounting for stock options and warrants under Accounting Principles Board Opinion No. 25 with footnote disclosures of the pro forma effects as if the SFAS 123 fair value method had been adopted.

     Had compensation expense for the Company's employee stock options been determined based on the fair value at the grant date for awards in 1996 consistent with the provisions of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                       YEAR ENDED
                                                      JUNE 30, 1997
            Net loss - as reported                    $(3,171,000)
            Net loss - pro forma                      $(3,706,000)
            Loss per share - as reported              $  (.31)
            Loss per share - pro forma                $  (.35)

     SFAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. The expected dividend yield of the stock is zero, the expected life of the options is 5 years, the expected volatility is 60 percent, and the expected risk-free rate of return is 6.50 percent, calculated as the rate offered on U.S. Government securities with the same term at the expected life of the options. The weighted average remaining contractual life of all options outstanding at June 30, 1997 is 4.2 years. The weighted average fair value of options granted during the year ended June 30, 1997 is $2.47. No options were granted in the prior period.

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS


10.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company is committed under non-cancelable operating leases for office space. Future obligations under the leases for the next five years are as follows:

              1998                               $   122,000
              1999                                   122,000
              2000                                   122,000
              2001                                   122,000
              2002                                    92,000
                                                -------------
                                                 $   580,000
                                                -------------

     Rent expense approximated $72,000 for the year ended June 30, 1997.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with four executives and key personnel. Aggregate minimum payments under the employment agreements are as follows:

              1998                               $   523,000
              1999                                   523,000
              2000                                   261,500
                                                -------------
              Total                              $ 1,307,500
                                                -------------



     The Company has a five-year Executive Bonus Plan (the "Bonus Plan") under which a number of executives and employees of the Company are entitled to formula bonuses. Since inception of the Bonus Plan, bonus criteria have not been met.

     LITIGATION

     The Company has no matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operation.

                                EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
1.1               Form of Underwriting Agreement between the Company and
                  National Securities Corporation, as Representative of the
                  several Underwriters listed therein (the "Representative").(5)

3.1               Restated Certificate of Incorporation of the Company.(1)

3.2               By-Laws of the Company.(1)

3.3               Form of Certificate of Designation, Preferences and Rights of
                  10% Senior Convertible Redeemable Preferred Stock of the
                  Company.(6)

4.1               Specimen Common Stock Certificate.(2)

4.2               Form of Warrant Agreement among the Company, the
                  Representative and the Bank of New York.(5)

4.3               Specimen Warrant Certificate.(3)

4.4 Form of Representative's Warrant Agreement between the Company and the Representative, including form of Representative's
                  Warrant therein.(5)

4.5               Specimen Convertible Preferred Stock Certificate.(3)

10.1              Employment Agreement, dated as of August 1, 1996, between the
                  Company and Alan R. Burkart.(1)

10.2 Employment Agreement, dated as of September 1, 1996, between the Company and Carl O. Magnell.(1)

10.3 Employment Agreement, dated as of September 1, 1996, between the Company and James M. DeAngelis.(1)

10.4 Employment Agreement, dated as of September 1, 1996, between the Company and Srinivas Kilambi, Ph.D.(1)

10.5 Employment Agreement, dated as of September 1, 1996, between the Company and Michael D. Kiehnau.(1)

10.6              1996 Stock Option Plan of the Company.(1)

10.7              Executive Bonus Plan of the Company.(1)

10.8 Memorandum of Understanding, dated August 30, 1996, between the Company and Teledyne Brown Engineering, a Division of
                  Teledyne Industries, Inc., as amended.(1) and (5)

10.9 Memorandum of Understanding, dated August 29, 1996, between the Company and Sverdrup Environmental, Inc., as amended.(1)
                  and (5)

10.10 Services Agreement, dated August 31, 1996, between the Company and Commodore CFC Technologies, Inc.(1)

10.11             Assignment of Technology Agreement, dated as of December 4,
                  1995, by and between the Company (formerly Commodore Membrane
                  Technologies, Inc.) and Srinivas Kilambi, Ph.D.(1)

10.12             Employment Agreement, dated as of October 31, 1996, between
                  Environmental and Edwin L. Harper, Ph.D.(3)

10.13             Undivided Rights (Sole Commercial) License Agreement, dated
                  January 5, 1997, between Lockheed Martin Energy Research
                  Corporation and the Company.(3)

10.14 Stock Purchase Agreement, dated as of December 2, 1996, by and between Environmental and Applied.(3)

10.15             Form of Revolving Credit Agreement between the Company and
                  Environmental.(5)

10.16 Employment Agreement, dated as of January 27, 1997, between the Company and Kenneth J. Houle.(4)

*10.17            Employment Agreement, dated as of November 18, 1996, between
                  Environmental and Paul E. Hannesson.

*10.18 Employment Agreement, dated May 7, 1997, between Environmental and Michael D. Fullwood.

22.1              Subsidiaries of the Company.(1)

*27.1             Financial Data Schedule.

--------------------------

* Filed herewith.

(1) Incorporated herein by reference and filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 12, 1996 (File No. 333-11813) (the "Registration Statement").


(2) Incorporated herein by reference and filed as an Exhibit to Amendment No. 1 to the Registration Statement filed with the Securities and Exchange Commission on October 18, 1996.

(3) Incorporated herein by reference and filed as an Exhibit to Amendment No. 3 to the Registration Statement filed with the Securities and Exchange Commission on January 23, 1997.

(4) Incorporated herein by reference and filed as an Exhibit to Amendment No. 4 to the Registration Statement filed with the Securities and Exchange Commission on January 28, 1997.

(5) Incorporated herein by reference and filed as an Exhibit to Amendment No. 5 to the Registration Statement filed with the Securities and Exchange Commission on March 13, 1997.

(6) Incorporated herein by reference and filed as an Exhibit to Amendment No. 6 to the Registration Statement filed with the Securities and Exchange Commission on March 25, 1997.