Form 10-Q
period 1997-09-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1997-11-13
CIK 1022381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

  X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----      SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
-----      THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22291

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              11-3299195
          --------                                              ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

   3240 TOWN POINT DRIVE; SUITE 200
           KENNESAW, GEORGIA                                       30144
           -----------------                                       -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (770) 422-1518
                                                   -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .
                                             ---  ---

     The number of shares of common stock outstanding at November 11, 1997 was 11,503,650.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                                    FORM 10-Q

                                      INDEX

                                                                                                             PAGE NO.
                                                                                                             --------

PART I.  FINANCIAL INFORMATION..........................................................................        3

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets-
           September 30, 1997 and June 30, 1997.........................................................        3

         Condensed  Statement of Operations -
           Three months ended September 30, 1997 and September
           30, 1996 And Cumulative Amount Since Inception
           (November 15, 1995) To September 30, 1997 ...................................................         5

         Condensed Statement of Cash Flows -
           Three months ended September 30, 1997 and September
           30, 1996 And Cumulative Amount Since Inception
           (November 15, 1995) To September 30, 1997....................................................         6

         Notes to Condensed Financial Statements........................................................         7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................................................         8

PART II. OTHER INFORMATION .............................................................................        10

Item 6.  Exhibits and Reports on Form 8-K...............................................................        10

SIGNATURES..............................................................................................        11

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         SEPTEMBER 30, JUNE 30,
                ASSETS                                       1997        1997
                                                            ------      ------
                                                          (unaudited)

Current Assets:
          Cash                                              $  308      $  166
          Temporary investments                              6,694       8,727
          Receivables from related parties                      20          12
          Prepaid assets and other current receivables          46          36
                                                            ------      ------
                   Total Current Assets                      7,068       8,941


Property and equipment, net                                  1,140         853

Intangible assets, net                                          95          56
                                                            ------      ------
                     Total Assets                           $8,303      $9,850
                                                            ======      ======



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               SEPTEMBER 30,    JUNE 30
                                                                                  1997            1997
                 LIABILITIES AND                                                --------       --------
              STOCKHOLDERS' EQUITY                                             (unaudited)

Current Liabilities:
          Accounts payables                                                     $    282       $    288
          Accrued liabilities                                                        174            141
          Due to related parties                                                     673            695
                                                                                --------       --------
                   Total Current Liabilities                                       1,129          1,124

Capital Lease Obligation                                                              16             18

Stockholders' equity
          Preferred stock, par value $0.001 per share, 10% non-cumulative,
                5,000,000 shares authorized, 600,000 shares issued and
                Outstanding                                                            1              1
          Common stock, par value $0.001 per share,
                 50,000,000 shares authorized, and
                 11,500,000 shares issued and
                 Outstanding                                                          11             11
          Additional paid-in capital                                              11,778         11,928
          Deficit accumulated during development
                 Stage                                                            (4,632)        (3,232)
                                                                                --------       --------
                   Total stockholders' equity                                      7,158          8,708
                                                                                --------       --------
          Total Liabilities and Stockholders' Equity                            $  8,303       $  9,850
                                                                                ========       ========



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 CUMULATIVE
                                                  THREE MONTHS ENDED            AMOUNT SINCE
                                                                                 INCEPTION
                                                                             (NOV. 15, 1995) TO
                                              SEPTEMBER 30, SEPTEMBER 30,       SEPTEMBER 30,
                                                   1997         1996                1997
                                                 -------       -----              -------

Costs and expenses:
          Research and development               $   308       $ 159              $ 1,343
          General and administrative                 412         128                1,778
          Depreciation and amortization               57           7                  175
          Corporate overhead expenses                614          --                1,319
          Sales and marketing                        121          --                  172
          Licensing fee                               --          --                   50
                                                 -------       -----              -------
                   Total costs and expenses        1,512         294                4,837
                                                 -------       -----              -------
          Other Income                                --           8                    8
          Interest income                            112          --                  211
          Interest expense                            --          (5)                 (14)
                                                 -------       -----              -------
Loss before income taxes                          (1,400)       (291)              (4,632)
                                                 -------       -----              -------
          Income tax                                  --          --                   --
                                                 -------       -----              -------
Net loss                                         $(1,400)      $(291)             $(4,632)
                                                 =======       =====              =======
Loss per share                                   $  (.12)      $(.03)             $  (.45)
                                                 =======       =====              =======



Based on weighted average shares of 11,500,000, 10,000,000, and 10,400,000



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                              CUMULATIVE
                                                                                THREE MONTHS ENDED           AMOUNT SINCE
                                                                                                              INCEPTION
                                                                                                          (NOV. 15, 1995) TO
                                                                             SEPTEMBER 30, SEPTEMBER 30,     SEPTEMBER 30,
                                                                                1997          1996              1997
                                                                               -------       -----            --------

Cash flows from operating activities:
          Net loss                                                             $(1,400)      $(291)           $ (4,632)
          Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                       57           7                 175
                Changes in assets and liabilities:
                      Accounts  payable                                             (6)        124                 282
                      Accrued liabilities                                           33          --                 174
                      Due to related parties                                        --         102                  --
                      Accounts receivable                                           --          (8)                 --
                      Receivables from related party                                (8)         --                 (20)
                      Other assets                                                 (10)         --                 (46)
                                                                               -------       -----            --------
                 Net cash used in operating activities                          (1,334)        (66)             (4,067)
Cash flows from investing activities:
          Purchase and construction of equipment                                  (335)       (166)             (1,034)
          Acquisition of intangible assets                                         (48)         (8)               (106)
          (Increase) decrease in temporary investments                           2,033          --              (6,694)
                                                                               -------       -----            --------
                 Net cash provided by (used in) investing                        1,650        (174)             (8,104)
                       activities
Cash flows from financing activities:
          Proceeds from sale of common stock and warrants                           --          15               6,109
          Proceeds from sale of preferred stock and warrants                        --          --               4,978
          Preferred stock dividend                                                (150)         --                (288)
          Borrowings (repayments) from/to stockholder                              (22)        355                 673
          Collection of subscription receivable                                     --          --                  15
          Contributed capital                                                       --          --                 976
          Increase in capital lease obligation                                      (2)         --                  16
          Increase in deferred offering costs                                       --         (74)                 --
                                                                               -------       -----            --------
                 Net cash provided by (used in) financing                         (174)        296              12,479
                         activities
          Increase in cash                                                         142          56                 308
          Cash, beginning of period                                                166           3                  --
                                                                               -------       -----            --------
          Cash, end of period                                                  $   308       $  59            $    308
                                                                               =======       =====            ========



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                               SEPTEMBER 30, 1997

Note A - Basis of Presentation

     The accompanying unaudited condensed financial statements for Commodore Separation Technologies, Inc. (a development stage company) ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the six month transition period ended December 31, 1997.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     The Company was incorporated on November 15, 1995, under the laws of the state of Delaware. Effective February 29, 1996, the Company acquired the rights to its proprietary separation technology and entered into a royalty agreement with the inventor of the technology. Pursuant to these agreements, the Company caused its then parent, Commodore Environmental Services, Inc. ("Environmental"), to issue 200,000 shares of Environmental common stock to the inventor of the technology.

     The Company is a process technology company which has developed and intends to commercialize its separation technology and recovery system, known as SLiM
(TM). The Company believes SLiM (TM) is capable of effectively separating and extracting various solubilized materials. The Company has not commenced planned principal operations. As such, the Company is considered a development stage company as defined in SFAS No. 7.

     Effective December 2, 1996, Environmental transferred 100% of the capital stock of the Company and notes receivable from the Company which aggregated $976,200 to its 65.9% owned subsidiary, Commodore Applied Technologies, Inc. ("Applied") in exchange for cash and a warrant to purchase shares of Applied common stock. Concurrent with this transaction, Applied contributed the notes receivable from the Company as a capital contribution. The transfer has been accounted for as a transaction between entities under common control. Accordingly, the historical basis of Environmental's investment and the net assets of the Company were not adjusted.

     In April 1997, the Company completed an initial public offering of its equity securities from which it received net proceeds of approximately $11.1 million. These funds were recorded as additional paid-in capital by the Company. This offering reduced Applied's equity ownership in the Company from 100 percent to 87 percent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company was organized in November 1995, has had no commercial operations to date and has not generated material revenues or any profits to date. Since its inception, the Company has been engaged principally in organizational activities, including developing a strategic operating plan, entering into contracts, hiring personnel, developing commercial-scale units and installing and operating units on a limited basis for demonstration or test purposes. Accordingly, the Company has no relevant operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages against larger and more established companies.

     The Company has generated no material revenues to date and will not generate any material revenues until after the Company successfully completes the installation of units in a significant number of industrial companies, of which no assurance can be given. During the period from November 15, 1995 (date of inception) to September 30, 1997, the Company incurred a net loss of $4,632,000. For the three months ended September 30, 1997, the Company incurred additional losses of $1,400,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared to three months ended September 30, 1996.

     For the three months ended September 30, 1997, the Company incurred $308,000 of research and development costs as compared to $159,000 for the three months ended September 30, 1996. The increase is due to efforts to commercialize the Company's technology. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

     General and administrative expenses for the three months ended September 30, 1997 were $412,000, as compared to $128,000 for the three months ended September 30, 1996. The increase is due to hiring of personnel and acquisition of infrastructure (e.g., office and lab space) to commercialize the Company's technology. In addition, the Company incurred $121,000 of sales and marketing expenses for the three months ended September 30, 1997, in its efforts to introduce its technology into the marketplace.

     For the three months ended September 30, 1997, the Company was charged $614,000 by Applied as a management fee. This fee is a result of allocated wages and salaries, rent, insurance (including directors' and officers' liability insurance), and other administrative expenses related to its executive offices in New York and its marketing office in Virginia. The management fees commenced in April 1997.

     Interest income was $112,000 for the three months ended September 30, 1997, as compared to $0 for the three months ended September 30, 1996. This increase resulted from the investment of proceeds of the Company's initial public offering since April 1997.

     The Company has sustained losses of $1,400,000 and $291,000 for the three months ended September 30, 1997 and for the three months ended September 30, 1996, respectively. Substantially all of the Company's losses are attributable to the expenses detailed above. At September 30, 1997, the Company had working capital of $5,939,000, as compared to $7,817,000 as of June 30, 1997. The decrease in working capital is primarily the result of the third quarter loss of $1,400,000, purchase of equipment of $335,000 and the payment of $150,000 in dividends on its preferred stock.

NET OPERATING LOSSES

     At September 30, 1997, the Company had tax loss carryforwards of approximately $4,632,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011.

     A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

FORWARD-LOOKING STATEMENTS

     The Company, or its executive officers and directors on behalf of the Company, may from time to time make "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act" and together with the Securities Act, the "Acts"). The Company is filing this Quarterly Report of Form 10-Q to avail itself of the safe harbor provided in the Acts with respect to any such (i) forward-looking statements that may be contained in the Company's reports and other documents filed with the Securities and Exchange Commission under sections 13 or 15(d) of the Exchange Act and (ii) oral forward-looking statements made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. Such forward-looking statements could involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition and financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions and would be based on facts and conditions as they exist at the time such statements are made. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; foreign and domestic competition; product demand and industry pricing; cost of compliance with environmental regulations; and management's estimates of niche market data. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits - none

     (b)     Reports on Form 8-K -

             The Company filed a Current Report on Form 8-K dated, July 28, 1997, regarding the change of its auditors from Tanner + Co. to Price Waterhouse, LLP and the change of its fiscal year end from June 30 to December 31, commencing December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE: NOVEMBER 13, 1997           COMMODORE SEPARATION TECHNOLOGIES, INC.
                                  (REGISTRANT)


                                  BY  /s/ MICHAEL D. FULLWOOD
                                    -----------------------------------------
                                      MICHAEL D. FULLWOOD -
                                      SENIOR VICE PRESIDENT,
                                      CHIEF FINANCIAL AND
                                      ADMINISTRATIVE OFFICER,
                                      SECRETARY, AND GENERAL
                                      COUNSEL (AS BOTH A DULY
                                      AUTHORIZED OFFICER OF THE
                                      REGISTRANT AND THE
                                      PRINCIPAL FINANCIAL OFFICER
                                      OR CHIEF ACCOUNTING OFFICER
                                      OF THE REGISTRANT)

                               INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------

  27               Financial Data Schedule