Form 10-K
period 1997-12-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1998-03-31
CIK 1022381

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[   ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                                       OR

[ X ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from July 1 to December 31, 1997

                         Commission file number 0-22291

                     Commodore Separation Technologies, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                     11-3299195
         (State or Other Jurisdiction of              (I.R.S. Employer
         Incorporation or Organization)               Identification No.)

         3240 Town Point Drive, Suite 200
         Kennesaw, Georgia                            30144
         (Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code: (770) 422-1518

Securities registered pursuant to Section 12(b) of the Act: Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------
                    Common Stock, par value $0.001 per share
  10% Senior Convertible Redeemable Preferred Stock, par value $0.001 per share
                    Redeemable Common Stock Purchase Warrants

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --   --
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 26, 1998 with an aggregate market value of approximately $4,026,000 (based upon the average bid and asked prices of the Common Stock on March 26, 1998 as quoted by the Nasdaq SmallCap Market).

         As of March 26, 1998, 11,515,575 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                         TRANSITION REPORT ON FORM 10-K
           FOR THE TRANSITION PERIOD FROM JULY 1 TO DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                            Page

PART I....................................................................    1

   ITEM 1.    BUSINESS....................................................    1
              General.....................................................    1
              The SLiM Technology.........................................    2
              Contracts...................................................    4
              Markets and Customers.......................................    5
              Raw Materials...............................................    7
              Backlog.....................................................    7
              Research and Development....................................    7
              Intellectual Property.......................................    7
              Competition.................................................    8
              Government Regulation.......................................    8
              Environmental Matters.......................................    8
              Employees...................................................    9

   ITEM 2.    PROPERTIES..................................................    9

   ITEM 3.    LEGAL PROCEEDINGS...........................................    9

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    9

PART II...................................................................   10

   ITEM 5.    MARKET FOR REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS......................   10
              Market Information..........................................   10
              Dividend Information........................................   10

   ITEM 6.    SELECTED FINANCIAL DATA.....................................   11

   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............   12
              General.....................................................   12
              Results of Operations.......................................   12
              Liquidity and Capital Resources.............................   13
              Net Operating Losses........................................   14
              Year 2000 Considerations....................................   14
              Forward-Looking Statements..................................   14

   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..   15

   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   15

   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE......................   15

PART III..................................................................   16

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   16
              Executive Officers and Directors............................   16
              Key Employees...............................................   19
              Board Committees............................................   19
              Compensation of Directors...................................   20
              Compliance with Section 16(a) of the Exchange Act...........   20

   ITEM 11.   EXECUTIVE COMPENSATION......................................   21
              Summary Compensation........................................   21
              Stock Options...............................................   22
              Employment Agreements.......................................   23
              Compensation Committee Interlocks and Insider
              Participation...............................................   24
              Report of the Compensation Committee on Executive
              Compensation................................................   24

   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   28

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   30
              Organization and Capitalization of the Company..............   30
              Loans Involving Affiliates..................................   30
              Offices.....................................................   30
              Services Agreement..........................................   31
              Future Transactions.........................................   31

PART IV...................................................................   32

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.................................................   32

SIGNATURES................................................................   35

         ON JULY 28, 1997, THE COMPANY CHANGED ITS FISCAL YEAR FROM A TWELVE-MONTH PERIOD ENDING JUNE 30 TO A TWELVE-MONTH PERIOD ENDING DECEMBER 31, EFFECTIVE JANUARY 1, 1998. CONSEQUENTLY, THE COMPANY IS FILING THIS TRANSITION REPORT ON FORM 10-K FOR THE SIX-MONTH TRANSITION PERIOD FROM JULY 1 TO DECEMBER 31, 1997.


                                     PART I

ITEM 1.       BUSINESS.

GENERAL

         Commodore Separation Technologies, Inc., a Delaware corporation (the "Company"), has developed and is in the process of commercializing its separation technology and recovery system known as SLiM(TM) (supported liquid membrane). Based on the results of more than 100 laboratory and field tests to date, the Company believes that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent without any further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

         In December 1997 and February 1998, the Company was awarded its first two commercial contracts from Maryland Environmental Service ("MES") to use its SLiM technology in connection with the removal of chromium in water leaching from waste sites at the Baltimore Harbor and potentially polluting the Chesapeake Bay. Prior to these awards, the Company had performed a series of on-site demonstrations of SLiM, in which a SLiM unit, in a single feedstream passthrough, reduced the contamination level of chromium from more than 630 parts per million (ppm) to less than one ppm. Under a license agreement with Lockheed Martin Energy Research Corporation, the Company also has received the exclusive worldwide license (subject to a government use license) to use and develop its SLiM technology for separating the radionuclides, technetium and rhenium, from mixed wastes containing radioactive materials. The Company's business strategy is to pursue these and other opportunities for SLiM and to seek marketing arrangements with established engineering and environmental services firms to use SLiM.

         To finance the significant growth experienced by the Company, the Company raised a net amount equal to approximately $11,100,000 from an initial public offering of its preferred stock, common stock and warrants in April and May 1997 (the "IPO"). As of March 26, 1998, approximately 87% of the Company's common stock was owned by Commodore Applied Technologies, Inc., a Delaware corporation ("Applied"), and approximately 43% of Applied's common stock was, in turn, owned by Commodore Environmental Services, Inc., a Delaware corporation ("Environmental").

         The Company was incorporated in Delaware in November 1995. The Company's principal executive offices are located at 3240 Town Point Drive, Suite 200, Kennesaw, Georgia 30144, and its telephone number at that address is
(770) 422-1518.

THE SLiM TECHNOLOGY

         Although SLiM uses the same basic principles as other membrane separation technologies, the Company believes that SLiM represents a significant advance in membrane separation technology in the treatment of solubilized feedstreams. SLiM acts by separating and extracting the targeted materials from the feedstream, rather than trapping the target material as the entire feedstream passes through the filter mechanism. As a result, for the first time, a single process is capable of treating a variety of elements and compounds in a variety of industrial settings, and doing so at great speed and with a high degree of effectiveness regardless of particle size and volume requirements. The Company also believes that SLiM is the first membrane separation technology which is capable, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream. The SLiM membrane modules can also be configured in various sizes and numbers and for varying capacities, and operate on the manufacturing site at ambient temperatures and pressures.

         SLiM involves passing a contaminated aqueous or gaseous feedstream through a hollow, porous fiber membrane unit or module. This module is previously loaded with chemicals whose composition varies depending on the targeted substance in the feedstream. As the feedstream enters the module, the metal or other substance to be extracted reacts with the proprietary chemical combination in the module, and the metallic or other ions are extracted through the membrane into a strip solution which is concentrated and gathered in a separate storage container. The balance of the feedstream is either recycled or simply discharged as normal effluent. In some instances, additional treatment may be required prior to discharge, or discharge may need to be made in a regulated manner. The Company believes that SLiM can be utilized in many instances for the separation and recovery of solubilized metals (e.g., chromium, cadmium, silver, mercury, platinum, lead, zinc and nickel) and, with refinement, radionuclides, gas, organics and biochemicals.

         The typical SLiM module is cylindrical in shape. The module casing is typically constructed of plastic and contains the fibers through which the targeted element or compound is separated from the contaminated feedstream. Pumps and pipes feed the contaminated feedstock from its point of origin (such as a metal plating tank or bath) into the module. Additional pumps and pipes recycle the strip solution which concentrates the contaminant that is being deposited continuously by the Company's proprietary chemicals resident in the membrane. The Company is exploring alternative design and sourcing of modules that will perform equal to or better than those presently in service in order to decrease the risk of supply interruptions. The Company formulates the chemical mixture for the process in each customer application, and performs the initial installation of the equipment at the customer site. The customer will either operate the equipment itself using computer data links to the Company, which will monitor the equipment and process while in operation, or the Company will enter into service contracts with the customer to operate the equipment at the customer's site.

         Operational Characteristics

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chrome and chromium materials from wastewater streams, and precipitation results in the production of sludge that requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times and are relatively expensive. The Company believes that SLiM is a superior and cost-effective alternative to other existing forms of membrane filtration technology in that it:

          o   requires lower initial capital costs and lower operating costs;

          o has the capability of treating a variety of elements and compounds in industrial settings at greater speed and with a higher degree of effectiveness, with varying contaminant concentrations and volume requirements;

          o is environmentally safe, in most instances producing no sludges or other harmful by-products which would require additional post-treatment prior to disposal;

          o can selectively extract target substances while extracting substantially fewer unwanted substances;

          o can typically operate on-site and in less space than competing technologies;

          o can extract metals, organic chemicals and other elements and compounds in degrees of concentration and purity which permit their reuse; and

          o has the capability of selectively removing more than one element from a mixed process stream by incorporating SLiM systems in series.

         Test Results

         In more than 100 laboratory and field tests to date, SLiM has demonstrated the ability to successfully separate a variety of metals and other substances from aqueous and possibly gaseous process streams. In each instance, the process stream was reduced to levels approaching federal guidelines under the Federal Clean Water Act for the disposal of the reacted process stream as normal wastewater effluent, and the recovered materials were of sufficient quantity and purity as to economically permit the reuse thereof in most commercial applications. Test results included the following:

                                                                                               Applicable
Material                     Before Treatment               After Treatment                    Federal Guideline
--------                     ----------------               ---------------                    -----------------
Metals:

     Zinc                    2,700 ppm                      Less than 2 ppm (after 30          Less than 2 ppm
                                                            minutes)

     Nickel                  1,500 ppm                      Less than 1.0 ppm (after 30        Less than 2 ppm
                                                            minutes)

     Chromium (hexavalent)   400 ppm                        0.05 ppm (field test)              Less than 0.05 ppm
     Aluminum                290 ppm                        Less than 20 ppm (after 15         Less than 30 ppm
                                                            minutes)

     Silver                  3,150 ppm                      Less than 2 ppm                    Less than 2 ppm

     Cobalt                  200 ppm                        Less than 1.1 ppm                  Less than 1.5 ppm

     Copper                  4,500 ppm                      Less than 0.3 ppm                  Less than 1.0 ppm

Radionuclides:
     Rhenium                 5 ppm                          Less than 5 parts per billion      Less than 10 ppb
                                                            (ppb)

         Some of these tests were performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a large-scale commercial basis or on any specific project. Other than with respect to the Company's tests involving the separation and recovery of zinc, nickel and chromium, no other tests conducted by the Company have been independently verified.

CONTRACTS

         Port of Baltimore Contracts. In November 1997, the Company was awarded its first commercial project by the State of Maryland and entered into a multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. The contract, dated as of November 25, 1997 (the "Hawkins Point Contract"), provides that the Company will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $250,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. The Company also reserved the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium.

         The Hawkins Point Contract followed the Company's successful completion of several on-site demonstrations of SLiM at the Port of Baltimore. During the Company's first on-site demonstration in August 1996, a single SLiM unit, in a single pass-through of feedstream, processed 90 gallons of water containing more than 630 ppm of hexavalent chromium and reduced the hexavalent chromium concentration level to 0.7 ppm. The results of this test were verified by Artesian Laboratories, Inc., an independent testing laboratory. The Company was invited to conduct an additional demonstration at the Port of Baltimore in February 1997. During this demonstration, approximately 1,500 gallons from the same source were processed. Hexavalent chromium was reduced to 0.03 ppm, well below the federal guidelines for unregulated discharge. Due to the success of these demonstrations, the State of Maryland included the SLiM process as an eligible technology in the bid documents to remediate chromium leachate at the Port of Baltimore. The Company then engaged a professional engineering company to design and build commercial-scale units capable of processing larger volumes of contaminated water. A commercial unit was mobilized to the Port of Baltimore and commenced operation in June 1997. The demonstration culminated with a non-stop, 48-hour run in late August 1997. During this final test, the SLiM equipment processed approximately 12,000 gallons of leachate and successfully met the federal discharge standards for hexavalent chromium.

         In February 1998, the Company was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. The contract, dated as of February 5, 1998 (the "Dundalk Contract"), provides that the Company will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $350,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. As in the case of the Hawkins Point Contract, the Dundalk Contract provides that the Company shall have the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium.

         Lockheed License Agreement. In January 1997, the Company entered into a license agreement (the "Lockheed License Agreement") with Lockheed Martin Energy Research Corporation ("Lockheed Martin"), manager of the Oak Ridge National Laboratory, a United States Department of Energy national laboratory ("Oak Ridge"). Under the terms of the Lockheed License Agreement, the Company received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. The Company also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, the Company made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement, which may be terminated at any time solely by the Company, has a term which will last until the end of the life of all patents or patentable claims described in or ultimately arising out of the provisional patent filed jointly by the Company and three colleagues of Srinivas Kilambi, Ph.D., the Company's former Senior Vice President--Technology, who worked with him at Oak Ridge, covering their inventions related to radionuclides. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology may remediate nuclear waste water stored at the DOE's atomic energy plants in Rocky Flats, Colorado; Idaho Falls, Idaho; Paducah, Kentucky; Weldon Springs, Missouri; Frenchman Flat, Nevada; Los Alamos, New Mexico; Aiken, South Carolina; Oak Ridge, Tennessee; Pantex, Texas; and Hanford, Washington, and intends to pursue such opportunities. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

MARKETS AND CUSTOMERS

         Overview

         Based on market data compiled by the Company, the Company estimates that, as of December 31, 1997, there were approximately 7,500 companies operating metal plating and metal finishing facilities in the United States and an additional 1,500 such facilities in Canada. Based on estimated sales by these facilities, the Company believes that on average each of these facilities could utilize four or more SLiM units, if they adopted the Company's technology. Based on market data compiled by the Company, the potential market from organic and inorganic chemical companies is in excess of 4,000 companies in the United States and Canada. The Company believes that on average each of these companies could utilize two to four SLiM units, if they adopted the Company's technology. Additionally, there were more than 1,000 biochemical, bulk drug manufacturing and pharmaceutical companies operating in the United States and Canada, and based on these companies' estimated sales, the Company believes that on average the typical such company could utilize two to four SLiM units operating at substantial volumes. The Company believes that the potential international market for each of the above applications could be up to two times the size of the North American market. Federal, state and local government entities are also a potential market for the Company, particularly in the area of environmental remediation and clean-up.

         Commercialization and Marketing Strategy

         During its initial commercialization phase, the Company will be leasing its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, the Company will supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, the Company may, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. The Company expects to obtain revenues through servicing the SLiM equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, the Company will charge its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, the Company's ongoing charges may be based on the volume of materials processed. Although the Company is focusing its initial marketing efforts on domestic businesses, the Company is also prepared to pursue international opportunities, which may arise from successful presentations to multinational corporations or from overseas referrals by domestic entities.

         Metals Separation and Recovery. The Company's initial marketing efforts are in the industrial sector, in which the separation and recovery of metal-bearing aqueous solutions present a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which a limited number of potentially effective technologies are available to effect proper separation.

         In September 1997, the Company installed a demonstration SLiM unit at a metal plating company. The unit operated in a batch mode for one week, and, based on operating data results, successfully separated and recovered nickel and zinc effluent streams with concentrations of up to 2,800 ppm. An independent testing laboratory verified the results.

         Based on management studies and discussions with metals industry executives, the Company believes that the major competitive technologies in this area are precipitation and ion exchange. Precipitation generates a metallic sludge by-product requiring further treatment prior to landfill disposal. Ion exchange captures anions or cations, but offers no selectivity within a group. Further, ion exchange is only approximately 90% efficient. By contrast, SLiM does not generate harmful metallic sludges and, in some cases, enables process water recycling while also enabling recovery of valuable raw materials to approximately 99% efficiency. As costs of environmental compliance continue to mount, the Company expects SLiM to become a preferred alternative to some existing metals separation methods.

         Environmental Remediation and Restoration. The Company believes that SLiM has significant potential for application to environmental remediation and restoration. In November 1997 and February 1998, the Company was awarded its first two commercial contracts for the removal of chromium-contaminated leachate at the Baltimore Harbor. In the case of a project such as the Baltimore Harbor project, it is expected that the remediation technology will be applied continuously over a period of many years, until the subject contamination (in the case of the Baltimore Harbor, chromium leaching from underlying soil into the aquifer) has abated for a significant period of time.

         In contrast to other remediation technologies, the Company believes that SLiM has the attributes of lower initial capital costs, lower operating costs and the ability to recover heavy metals for reuse.

         To speed its entry in this market, the Company intends to enter into collaborative joint working and marketing arrangements with established engineering and environmental service organizations which are expected to provide technical and professional expertise, market presence and credibility.

         Radionuclide/Mixed Waste Separation. In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons testing and energy. SLiM may have capabilities in the separation of radionuclides such as cesium, technetium and rhenium. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years. The Company anticipates pursuing this market area in collaboration with established engineering and environmental service organizations, who can provide technical and professional expertise, market presence and credibility.

         Gas Separation. The SLiM equipment and technology can possibly be utilized to separate and recover valuable gases from mixed gaseous and liquid compounds. For example, nitrogen is used for a wide variety of process applications, including oil recovery, food processing, metal heat treatment, and pharmaceutical testing and development.

         Nitrogen is typically obtained by separating it from oxygen, using processes such as cryogenic distillation, absorption, catalytic removal, and permselective polymeric membrane separation. However, each of these processes has disadvantages, which can include high energy usage, high pressure and temperature requirements, and/or relatively low purity of the recovered gas. The SLiM process may overcome these disadvantages by yielding relatively pure nitrogen in a low-energy, lower capital cost process conducted at ambient temperature and pressure. The Company has not developed a strategy or targeted a market for commercialization of the gas separation application.

         Biochemicals Separation and Recovery. SLiM may have capabilities in the separation and recovery of biochemicals, including phenylalanine (an amino acid). The Company believes that such capabilities, although untested, extend to other biochemicals such as proteins, other amino acids, antibiotics, glycerides, fatty acids, drug delivery vehicles and other pharmaceuticals. Mixed wastes containing these materials are generated in both research and development functions and in manufacturing functions. These materials have substantial value, and the Company intends to emphasize both the value of the recovered materials and the enhanced and speedier environmental compliance attributes of SLiM in its marketing efforts.

         Currently, the primary competing technology in this area is chromatography, which requires substantially greater time to treat significant volumes of material, and is substantially less selective in the types of materials that can be separated from the liquid feedstream.

RAW MATERIALS

         The Company currently has a limited number of outside sources of supply for some strategic components used in the SLiM process, including chemicals, fibers and membrane casings. Business disruptions or financial difficulties of such suppliers, or raw material shortages or other causes beyond the Company's control, could adversely affect the Company by increasing the cost of goods sold or reducing the availability of such components. In its development to date, the Company has been able to obtain adequate supplies of these strategic components. However, as it develops its commercial activities, the Company may experience a rapid and substantial increase in its requirements for these components. If the Company were unable to obtain a sufficient supply of required components, it could experience significant delays in the manufacture of SLiM equipment, which could result in the loss of orders and customers and could have a material adverse affect on the Company's business, financial condition and results of operations. In addition, if the cost of raw materials or finished components were to increase, there can be no assurance that the Company would be able to pass such increase to its customers. The use of outside suppliers also entails risks of quality control and disclosure of proprietary information.

BACKLOG

         At December 31, 1997, total backlog for the Company was approximately $600,000, as compared with no backlog at June 30, 1997. All of such backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount, and represents work which the Company expects will be completed in the next 12 months. While the Company expects that backlog amounts will result in revenue, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company were $817,000 and $985,000 for the transition period from July 1 to December 31, 1997 (the "Transition Period") and for the fiscal year ended June 30, 1997, respectively.

INTELLECTUAL PROPERTY

         In September 1997, the Company filed two U.S. continuation-in-part ("CIP") provisional patent applications and one international patent application covering the principal features of its SLiM technology. One of the CIP provisional patent applications covers the joint inventions of Dr. Kilambi and Lockheed Martin. The other CIP provisional patent application and the international patent application cover the sole inventions of Dr. Kilambi.

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

COMPETITION

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams, and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chromium from wastewater streams, and precipitation results in the production of sludge which requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times, and are relatively expensive.

         By contrast, SLiM is capable of handling a broad range of compounds in a faster and relatively inexpensive manner. Furthermore, the by-products of the SLiM process consist primarily of wastewater, which can be discharged as normal wastewater effluent, and to a substantially lesser extent and in only rare circumstances, materials requiring landfill disposal.

         Separation technologies are currently utilized by a wide variety of domestic and international companies, including several large companies having substantially greater financial and other resources than the Company. Although the Company believes that SLiM has substantial advantages over many other known separation technologies, any one or more of the Company's competitors, or other enterprises not presently known, may develop technologies which are superior to SLiM. To the extent the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective alternatives, the Company's ability to compete effectively could be materially adversely affected. The Company believes that its ability to compete in both the commercial and governmental sectors is dependent upon SLiM being a superior, more cost-effective method to achieve separation and/or recovery of a variety of materials in varying amounts and configurations. In the event that the Company is unable to demonstrate that SLiM is a technologically superior and cost-effective alternative to other separation technologies on a commercial scale, the Company may not be able to compete successfully.

GOVERNMENT REGULATION

         The Company and its customers are required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including, without limitation, the Resource Conservation and Recovery Act, as amended, and the Occupational Safety and Health Act of 1970, which may require the Company, its prospective working partners or its customers to obtain permits or approvals to utilize SLiM and related equipment on certain job sites. In addition, if the Company begins to market SLiM internationally, the Company will be required to comply with laws and regulations and, when applicable, obtain permits or approvals in those other countries. There is no assurance that such required permits and approvals will be obtained. Furthermore, particularly in the environmental remediation market, the Company may be required to conduct performance and operating studies to assure government agencies that SLiM and its by-products do not pose environmental risks. There is no assurance that such studies, if successful, will not be more costly or time-consuming than anticipated. Further, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, or are interpreted or enforced differently, the Company, its prospective working partners and/or its customers may be required to meet stricter standards of operation and to obtain additional operating permits or approvals.

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

         The Company maintains environmental liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate. Applied maintains, on behalf of itself and its subsidiaries (including the Company), contractor's pollution liability insurance with limits of $15.0 million per occurrence and $15.0 million in the aggregate. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against the Company (even if covered by an insurance policy) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of March 26, 1998, the Company had 19 full-time employees, of which approximately 11 are engineers, scientists and other professionals. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good.

ITEM 2.       PROPERTIES.

         The Company's principal executive offices are located in approximately 20,800 square feet of space in Kennesaw, Georgia (near Atlanta) under a lease expiring in February 2002, which the Company began occupying in March 1997. Such space also serves as the Company's administrative offices and research and testing laboratories. The Company pays $116,000 in rent per year under such lease.

         The Company also maintains executive offices located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley
J. Blum, a director and principal stockholder of Environmental and a director of the Company, Applied and other affiliates of the Company. Such space also serves as the principal executive offices of Environmental, Applied and certain of their affiliates. The lease for the New York City space expires in December 1998. The Company pays an allocable portion of the rent per year under such lease.


ITEM 3.       LEGAL PROCEEDINGS.

         During the Transition Period, and as of March 26, 1998, the Company was not involved in any litigation.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the Transition Period.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Company's common stock, par value $0.001 per share ("Common Stock"), 10% Senior Convertible Preferred Stock, par value $0.001 per share ("Convertible Preferred Stock"), and Redeemable Common Stock Purchase Warrants ("Warrants") began trading publicly on April 3, 1997 at initial public offering prices of $5.00 and $10.00 per share, respectively, and $0.10 per Warrant and are traded and quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols CXOT, CXOTP and CXOTW, respectively. On March 26, 1998, there were 177 holders of record of Common Stock, 1 holder of record of Convertible Preferred Stock and 9 holders of record of Warrants.

         The following table sets forth, for the periods shown, the high and low bid prices of the Common Stock, Convertible Preferred Stock and Warrants (rounded to the nearest cent) as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                          Convertible
                                           Common Stock                 Preferred Stock                      Warrants
                                     --------- ----- ---------    ---------- --- -------------    ------------ -- -----------
                                       High            Low          High             Low             High            Low
                                     ---------       ---------    ----------     -------------    ------------    -----------
FISCAL 1997:                          $5.00           $2.13        $10.00           $7.50           $1.88           $0.88
Fourth Quarter(1)..................

TRANSITION PERIOD:
   July 1 to September 30, 1997....    3.00            1.38          7.50            6.50            1.13            0.50
   October 1 to December 31, 1997..    3.75            1.00          7.63            2.75            1.38            0.25

-----------------
(1) Reflects bid information for the period beginning April 3, 1997 (the date the Common Stock, Convertible Preferred Stock and Warrants began quoting on Nasdaq) through June 30, 1997.

DIVIDEND INFORMATION

         The holders of the Company's Convertible Preferred Stock are entitled to receive if, when and as declared by the Board of Directors out of funds legally available therefor, cumulative dividends at the rate of $1.00 per share per annum, quarterly on the last business day of March, June, September and December of each year, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock. On June 30, September 30 and December 31, 1997, the Company paid cash dividends to the holders of the Convertible Preferred Stock in the aggregate amounts of $138,000, $150,000 and $150,000, respectively. While the Company currently intends to retain most of its earnings to finance the growth and development of its business and to repay outstanding indebtedness, it does anticipate that it will continue to pay similar cash dividends on its Convertible Preferred Stock in the foreseeable future.

         The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

         Any future determination as to the payment of cash dividends on the capital stock of the Company will depend on the ability of the Company to service its outstanding indebtedness and future earnings, capital requirements, the financial condition of the Company and such other factors as the Company's Board of Directors may consider.

ITEM 6.       SELECTED FINANCIAL DATA

         The selected financial data included in the following table as of June 30, 1996 and 1997, and as of December 31, 1997, for the period from November 15, 1995 (date of inception) to June 30, 1996, for the year ended June 30, 1997 and for the six-month period ended December 31, 1997 are derived from the audited Financial Statements of the Company appearing elsewhere herein. The financial data for the six-month period ended December 31, 1996 is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto appearing elsewhere herein.

                                                                                               Six Months Ended
                                                   November 15, 1995                              December 31,
                                                  (date of inception)      Year Ended       ------------------------
Statement of Operations Data (1):                  to June 30, 1996      June 30, 1997         1996         1997
                                                  -------------------    -------------      ------------------------
                                                                                            (unaudited)
Revenue......................................         $     --            $     8,000        $  8,000    $       --

Cost and expenses............................          (60,000)            (3,265,000)       (857,000)   (2,961,000)

Other income
  and (expense)..............................           (1,000)                86,000          (5,000)      195,000

Net loss.....................................          (61,000)            (3,171,000)       (854,000)   (2,766,000)

Net loss per share--basic
   and diluted (2)...........................             (.01)                  (.32)           (.09)         (.27)


Balance Sheet Data:                                  June 30, 1996        June 30, 1997        December 31, 1997
                                                     -------------        -------------        -----------------
Working capital (deficit)....................          $(81,000)            $7,817,000            $4,462,000

Total assets.................................            23,000              9,850,000             6,660,000

Long-term liabilities........................                --                 18,000                13,000

Deficit accumulated during development
   stage.....................................           (61,000)            (3,232,000)           (5,998,000)

Stockholders' equity (deficit)...............           (61,000)             8,708,000             5,652,000

------------------

(1) The Company is a development stage company and has had limited commercial operations to date. See Note 1 of Notes to Financial Statements.
(2) Net loss per share is calculated on the basis of 10,000,000, 10,375,000, 10,000,000 and 11,502,000, shares of Common Stock, respectively, being outstanding for the periods.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company was organized in November 1995, and has not generated material revenues or any profits through December 31, 1997. Since its inception, the Company has been engaged principally in organizational activities, including research and development, developing a strategic operating plan, entering into contracts, hiring personnel, developing and manufacturing commercial-scale units and installing and operating units on an extended basis for demonstration or test purposes. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

         The Company has generated nominal revenues to date, but expects to generate additional revenues after the Company successfully completes the installation of SLiM units at the Port of Baltimore. During the period from November 15, 1995 (date of inception) to December 31, 1997, the Company incurred a net loss of $5,998,000. For the six months ended December 31, 1997, the Company incurred a loss of $2,766,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. See "Business" and the Financial Statements and Notes thereto included elsewhere in this Transition Report.

         On July 28, 1997, the Company changed its fiscal year. Effective January 1, 1998, the Company's new fiscal year will be a twelve-month period ending December 31. Previously, the Company's fiscal year was a twelve-month period ending June 30. The Transition Period relates to the six months ended December 31, 1997 and, where applicable, unaudited comparative information for the six months ended December 31, 1996 has been presented.

RESULTS OF OPERATIONS

         Six Months ended December 31, 1997 compared to Six Months ended December 31, 1996

         For the six months ended December 31, 1997, the Company incurred $817,000 of research and development costs as compared to $412,000 for the six months ended December 31, 1996. The increase is due to efforts to commercialize the Company's technology. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses for the six months ended December 31, 1997 were $869,000 as compared to $443,000 for the six months ended December 31, 1996. The increase is due to hiring of personnel and acquisition of infrastructure (e.g., office and lab space) to commercialize the Company's technology.

         For the six months ended December 31, 1997, the Company incurred $230,000 of sales and marketing expense as compared to none for the six months ended December 31, 1996. This increase is due to the Company's efforts to obtain new customers and identify markets for applications of its technology.

         For the six months ended December 31, 1997, the Company was charged $911,000 by Applied as a management fee. This fee is a result of allocated wages and salaries, rent, insurance (including directors' and officers' liability insurance), and other administrative expenses. The management fees commenced in April 1997. See "Certain Relationships and Related Transactions--Services Agreement."

         Interest income was $195,000 for the six months ended December 31, 1997, as compared to no interest income for the six month period ended December 31, 1996. This increase resulted from the investment of proceeds of the Company's IPO since April 1997.

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

         For the year ended June 30, 1997, the Company was charged $705,000 by Applied as a management fee. This fee is a result of allocated wages and salaries, rent, insurance (including directors' and officers' liability insurance), and other administrative expenses. The management fees commenced in April 1997. See "Certain Relationships and Related Transactions--Services Agreement."

         Gross revenues for the year ended June 30, 1997 were $8,000, as compared to no revenues for the seven months ended June 30, 1996. The Company performed a site demonstration at a client's facility which provided nominal revenues.

         Interest income was $99,000 for the year ended June 30, 1997, as compared to no income for the seven-month period ended June 30, 1996. This increase resulted from the investment of proceeds of the Company's IPO since April 1997.

         Interest expense was $13,000 for the year ended June 30, 1997, as compared to $1,000 for the seven-month period ended June 30, 1996. The increased interest expense is due to a line of credit extended to the Company to fund the Company's operations pending completion of its IPO, which occurred in April 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Through April 1997, the Company financed its development efforts through direct equity investments and loans from Environmental and Applied. From November 15, 1995 (date of inception) to December 31, 1997, the Company purchased or constructed equipment totaling $1,078,000 and has incurred patent filing and maintenance costs of $172,000. In December 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within Applied, Environmental transferred to Applied all of the then outstanding shares of capital stock of the Company and another Environmental subsidiary. In addition, Environmental assigned to Applied outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental a warrant to purchase 7,500,000 shares of Applied common stock. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."

         The Company has sustained losses of $2,766,000, $3,171,000 and $61,000 for the six months ended December 31, 1997, for the year ended June 30, 1997 and for the period from November 15, 1995 (date of inception) to June 30, 1996, respectively. The Company had no significant revenues during the period from November 15, 1995 (date of inception) to December 31, 1997. Substantially all of the Company's losses are attributable to the expenses detailed above. At December 31 and June 30, 1997, and at June 30, 1996, the Company had working capital of $4,462,000, $7,817,000 and a working capital deficit of $81,000, respectively, and stockholders' equity of $5,652,000, $8,708,000 and stockholders' deficit of $61,000, respectively. The Company's increase in working capital and stockholders' equity is principally due to the Company's receipt of net proceeds of $11.1 million from its IPO in April and May 1997. The decrease in working capital and stockholders' equity from June 30 to December 31, 1997 is principally due to the net loss for the period and dividends paid on the Company's Convertible Preferred Stock.

         The Company believes it has adequate capital resources to sustain its operations through approximately the third fiscal quarter of 1998, subject to factors which cannot be predicted at this time and which may not be within the Company's control. While the Company believes its capital requirements for the remainder of 1998 will be met through the development of its business, the Company may be required to obtain financing through external sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. In the event such external financing is not available on terms acceptable to the Company, the Company may be able to obtain interim financing from Applied, the owner of 87% of the outstanding shares of Common Stock. There can be no assurance, however, that the Company will be able to obtain any financing from Applied.

NET OPERATING LOSSES

         At December 31, 1997, the Company had tax loss carryforwards of approximately $5,998,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

YEAR 2000 CONSIDERATIONS

         Many existing computer programs use only two digits to identify a year in the date datum field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. The Company is currently evaluating Year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. The Company does not expect that the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Transition Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Pursuant to the General Instructions to Item 305 of Regulation S-K, the Company is not required to comply with the disclosure provisions of Item 305 of Regulation S-K because the Company's market capitalization was less than $2.5 billion at January 28, 1997, and this Transition Report does not contain financial statements for fiscal years ended after June 15, 1998.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial statements of the Company are included on pages F-1 through F-15 of this Transition Report and are incorporated herein by reference.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On July 28, 1997, the Company and its former auditors, Tanner + Co. ("Tanner"), mutually agreed to terminate the client-auditor relationship between the Company and Tanner effective as of such date. Additionally, as of July 28, 1997, the Company retained Price Waterhouse LLP to serve as independent accountants. The decision to terminate the Company's client-auditor relationship with Tanner and to retain Price Waterhouse LLP was recommended by the Audit Committee of the Board of Directors and unanimously approved by the Board of Directors of the Company.

         During the fiscal period ended June 30, 1996, Tanner's report on the Company's financial statements neither contained any adverse opinion or disclaimer of opinion, nor were qualified or modified as to any uncertainty, audit scope or accounting principles, except that Tanner's auditors' report with respect to the Company's financial statements for the fiscal period ended June 30, 1996 contained additional paragraphs relating to the Company continuing as a going concern due to the Company's significant losses and deficit in working capital.

         During the fiscal period ended June 30, 1996, there were no disagreements between the Company and Tanner on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner, would have caused Tanner to make reference to the subject matter of the disagreements in connection with its report.

         No "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal period ended June 30, 1996.

         Prior to engaging Price Waterhouse LLP, the Company did not consult Price Waterhouse LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 26, 1998, are as follows:

Name                                        Age    Position
----                                        ---    --------
Paul E. Hannesson.....................       57    Chairman of the Board and Chief Executive Officer

Kenneth J. Houle......................       58    President and Chief Operating Officer

Michael D. Fullwood...................       51    Senior Vice President, Chief Financial and Administrative
                                                   Officer, Secretary and General Counsel

James M. DeAngelis....................       37    Senior Vice President--Sales & Marketing

Bentley J. Blum.......................       56    Director

Jeane J. Kirkpatrick, Ph.D............       71    Director

Kenneth L. Adelman, Ph.D..............       49    Director

David L. Mitchell.....................       76    Director

William R. Toller.....................       66    Director

Herbert A. Cohen......................       64    Director

-------------

         Paul E. Hannesson has been a director of the Company since its inception, served as its Chairman of the Board from November 1995 to January 1997, and was re-appointed Chairman of the Board and appointed Chief Executive Officer in May 1997. Mr. Hannesson has been a director of Applied since March 1996 and was appointed Chairman of the Board in November 1996. Mr. Hannesson also served as Chief Executive Officer of Applied from March to October 1996 and as President of Applied from March to September 1996, and was re-appointed Chief Executive Officer of Applied in November 1996 and President in May 1997. Mr. Hannesson has been a director of Environmental since February 1993 and was appointed its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of Environmental from February 1993 to July 1996 and was re-appointed President in May 1997. Mr. Hannesson also currently serves as the Chairman of the Board and Chief Executive Officer of Commodore Solution Technologies, Inc., a wholly owned, subsidiary of Applied ("Solution"), and Commodore CFC Technologies, Inc., a wholly-owned subsidiary of Applied ("CFC Technologies"). Mr. Hannesson was a private investor and business consultant, from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc., from 1989 to August 1991. He also served as Chairman of the Board of Lanxide Corporation, a company which specializes in the manufacture of ceramic bonding and refractory materials. ("Lanxide"), from 1983 to February 1998. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

         Kenneth J. Houle was elected President and Chief Operating Officer of the Company in January 1997. Mr. Houle previously served as the President of The Hall Chemical Company, a manufacturer of inorganic metal catalysts and compounds, from March 1995 to September 1996. Prior to such time, Mr. Houle had served as Vice President and Business Director of the Personal Care Business Unit of International Specialty Products, Inc., a producer of specialty chemicals, from March 1992 to December 1994, and the President and Chief Executive Officer of Ruetgers - Nease Chemical Company, a manufacturer of organic chemical intermediates and surfactants, from February 1990 to January 1991. Mr. Houle was an independent consultant in the chemical industry from October 1996 to January 1997. Mr. Houle is a graduate of Siena College, with a Bachelor's degree in Chemistry, and the Accounting and Financial Management Program at Columbia University. Mr. Houle also participated in the Masters degree program in Organic

Chemistry at Iowa State University. He is a member of the Board of Trustees of The Chemists' Club (New York, New York) and a member of the American Chemical Society, American Institute of Chemical Engineers and Societe de Chemie Industrielle (American section). Mr. Houle is also a trustee and board member of the Ohio Center of Science and Industry.

         Michael D. Fullwood was appointed Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel of the Company, Applied, Environmental, Solution and CFC Technologies in May 1997. Mr. Fullwood served as a director of Lanxide and as Senior Vice President, Chief Financial and Administrative Officer and General Counsel of Lanxide from July 1997 to February 1998. From 1987 to August 1996, Mr. Fullwood held numerous positions ranging from Senior Attorney to Executive Vice President and Chief Financial Officer of Witco Corporation, a New York Stock Exchange-traded manufacturer of quality specialty chemical and petroleum products ("Witco"). From 1983 to 1987, Mr. Fullwood served as Senior Attorney at Scallop Corporation (Royal Dutch/Shell Group), where he specialized in corporate matters, mass tort litigation and international law. Mr. Fullwood also previously served as Senior Attorney of Caltex Petroleum and Arabian American Oil Company, handling corporate, contractual and transnational matters. Mr. Fullwood holds a law degree from Harvard Law School.

         James M. DeAngelis was appointed Senior Vice President--Sales & Marketing of the Company in July 1996, after having served as its Vice President--Marketing since November 1995. Mr. DeAngelis has also served as the President of CFC Technologies since September 1994, and served as Vice President--Marketing of Environmental from September 1992 to September 1995. Prior to September 1992, Mr. DeAngelis was completing M.B.A. and Masters in International Management degrees from the American Graduate School of International Management. Mr. DeAngelis holds B.S. degrees in Biology and Physiology from the University of Connecticut.

         Bentley J. Blum has been a director of the Company since August 1996. Mr. Blum has served as a director of Applied since March 1996 and served as its Chairman of the Board from March to November 1996. Mr. Blum has served as a director of Environmental since 1984 and served as its Chairman of the Board from 1984 to November 1996. Mr. Blum also currently serves as a director of Solution and CFC Technologies. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations which hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is also a director of Lanxide; Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; Specialty Retail Services, Inc., a former distributor of professional beauty products; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is a principal stockholder of Environmental and is the brother-in-law of Paul E. Hannesson, the Chairman of the Board and Chief Executive Officer of the Company.

         Jeane J. Kirkpatrick, Ph.D. has served as a director of the Company and Applied since December 1997. Dr. Kirkpatrick has a distinguished career which includes being awarded the Medal of Freedom (the nation's highest civilian honor) in May 1995, and the Department of Defense Distinguished Public Service Medal (the highest civilian honor in the Department of Defense) in December 1992. Dr. Kirkpatrick served as the United States Representative to the United Nations from 1981 to 1985 and as a member of the Cabinet of President Ronald Reagan. Dr. Kirkpatrick also served as a member of President Reagan's Foreign Intelligence Advisory Board from 1985 to 1990, and of the Defense Policy Review Board from 1985 to 1993, and chaired the Secretary of Defense Commission on Fail Safe and Risk Reduction of the nuclear command and control system in 1992. Dr. Kirkpatrick is the author of a number of books and now serves on the faculty of Georgetown University as Leavey Professor of Government. She is also a Senior Fellow of the American Enterprise Institute. In addition to her responsibilities at Georgetown and the American Enterprise Institute, Dr. Kirkpatrick writes and speaks widely on foreign policy and security affairs. A noted academic, Dr. Kirkpatrick received an A.B. degree from Barnard College, M.A. and Ph.D. degrees from Columbia University, and has been awarded honorary degrees from a number of universities.

         Kenneth L. Adelman, Ph.D. joined the Board of Directors of the Company in April 1997. Dr. Adelman has been a member of the Board of Directors of Applied and Environmental since July 1996 and was appointed Executive Vice President--Marketing and International Development of Applied in May 1997. Dr. Adelman was appointed President and Chief Operating Officer of Solution in November 1997. Since 1987, Dr. Adelman has been an independent consultant on international issues to various corporations, including Lockheed Martin Corporation and Loral Corporation. Dr. Adelman held positions of responsibility in arms control during most of the Reagan

Administration. From 1983 to the end of 1987, he was Director of the United States Arms Control and Disarmament Agency. Dr. Adelman was a Professor at Georgetown University and a writer for Washingtonian Magazine from 1987 to 1991. Dr. Adelman accompanied President Reagan on summits with Mikhail Gorbachev and negotiated with Soviet diplomats on nuclear and chemical weapons control issues, from 1985 to 1987. He also headed the United States team on annual arms control discussions with top-level officials of the People's Republic of China from 1983 through 1986. From 1981 to 1983, he served as Deputy United States Representative to the United Nations with the rank of Ambassador Extraordinary and Plenipotentiary. Dr. Adelman holds M.A. and Ph.D. degrees from Georgetown University.

         David L. Mitchell joined the Board of Directors of the Company in April 1997. Mr. Mitchell has been a member of the Board of Directors of Applied and Environmental since July 1996. Mr. Mitchell has also served as a consultant to Applied since July 1997. For the past thirteen years, Mr. Mitchell has been President and co-founder of Mitchell & Associates, Inc., a banking firm providing financial advisory services in connection with corporate mergers, acquisitions and divestitures. Prior to forming Mitchell & Associates in 1982, Mr. Mitchell was a Managing Director of Shearson/American Express Inc. from 1979 to 1982, a Managing Director of First Boston Corporation from 1976 to 1978, and a Managing Director of the investment banking firm of S.G. Warburg & Company from 1965 to 1976. Mr. Mitchell holds a bachelor's degree from Yale University.

         William R. Toller joined the Board of Directors of the Company in April 1997. Mr. Toller also joined the Board of Directors of Applied in March 1998 and has served as a consultant to Environmental since July 1997. Mr. Toller served as Vice Chairman of Lanxide from July 1997 to February 1998. Mr. Toller also currently serves as Chairman and Chief Executive Officer of Titan Consultants, Inc. Mr. Toller had been the Chairman and Chief Executive Officer of Witco since October 1990 and retired in July 1996. Mr. Toller joined Witco in 1984 as an executive officer when it acquired the Continental Carbon Company of Conoco, Inc., where he had been its President and an officer since 1955. Mr. Toller is a graduate of the University of Arkansas with a Bachelor's degree in Economics, and the Stanford University Graduate School Executive Program. Mr. Toller serves on the board of directors of Chase Industries, Inc., Fuseplus, Inc., where he is also Chairman of the Organization and Compensation Committee, and the United States Chamber of Commerce, where he is also a member of the Labor Relations and International Policy Committees. Mr. Toller is also a member of the Board of Trustees and the Executive and Finance Committees of the International Center for the Disabled, a member of the Board of Associates of the Whitehead Institute for Biomedical Research, a member of the National Advisory Board of First Commercial Bank in Arkansas, a member of the Dean's Executive Advisory Board and the International Business Committee at the University of Arkansas, College of Business Administration, and a member of the Board of Presidents of the Stamford Symphony Orchestra.

         Herbert A. Cohen joined the Board of Directors of the Company in March 1998. Mr. Cohen has served as a director of Applied and Environmental since July 1996. Mr. Cohen has been a practicing negotiator for the past three decades acting in an advisory capacity in hostage negotiations and crisis management. He has been an advisor to Presidents Carter and Reagan in the Iranian hostage crisis, the government's response to the skyjacking of TWA Flight 847 and the seizure of the Achille Lauro. Mr. Cohen's clients have included large corporations and government agencies such as the Department of State, the Federal Bureau of Investigation, the Conference of Mayors, the Bureau of Land Management, Lands and Natural Resources Division in conjunction with the EPA, and the United States Department of Justice. In addition, Mr. Cohen was an advisor and consultant to the Strategic Arms Reduction Talks negotiating team. Mr. Cohen holds a law degree from New York University School of Law, and has lectured at numerous academic institutions.

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

KEY EMPLOYEES

         The names and ages of the key employees of the Company, and their positions with the Company as of March 26, 1998, are as follows:

Name                            Age    Position
----                            ---    --------
Michael D. Kiehnau, P.E...       36    Vice President - Finance & Operations

Andrew P. Oddi............       36    Vice President and Treasurer

William E. Ingram.........       52    Vice President and Controller
----------------

         Michael D. Kiehnau, P.E. was appointed Vice President--Finance & Operations of the Company in April 1997, after having served as the Company's Chief Financial Officer from September 1996 to January 1997, and as its Vice President--Operations from January to March 1997. From August 1992 to August 1996, Mr. Kiehnau served as a project manager for Brown & Root, Inc. (an engineering and construction firm), and from 1983 to 1990, Mr. Kiehnau served in various engineering capacities with the U.S. Army Corps of Engineers in the United States, Europe and Central America. From 1990 to 1992, Mr. Kiehnau was a full-time student. Mr. Kiehnau holds a B.S. degree from the United States Military Academy, an M.A. in International Relations from Boston University, and an M.B.A. from the Harvard Graduate School of Business Administration. He is a licensed professional engineer.

         Andrew P. Oddi was appointed Vice President and Treasurer of the Company in June 1997, after having served as its Vice President--Finance since September 1996. Mr. Oddi was also appointed Vice President and Treasurer of Applied, Environmental, Solution and CFC Technologies in June 1997. Mr. Oddi has also served as a director of Specialty Retail Services, Inc., a former distributor of professional beauty products, since December 1997. Mr. Oddi served as the Vice President of Finance, Chief Financial Officer and Secretary of Applied from March to November 1996. Mr. Oddi also served as Vice President of Finance & Administration and Chief Financial Officer of Environmental from 1987 to May 1997 and as a director of Environmental from December 1990 to July 1996. From 1982 to 1987, Mr. Oddi was employed by Ernst & Young, independent accountants, and held the position of audit manager in 1986 and 1987. Mr. Oddi is a Certified Public Accountant.

         William E. Ingram was appointed Vice President and Controller of the Company in June 1997. Mr. Ingram served as Applied's Vice President and Controller from October 1996 to March 1997, as its Vice President--Finance from March to May 1997, and was re-appointed Vice President and Controller in June 1997. Mr. Ingram was also appointed Vice President and Controller of Environmental, Solution and CFC Technologies in June 1997. Prior to that Mr. Ingram was Chief Financial Officer of HydroChem Industrial Services, Inc., a privately owned, $160 million company providing high pressure water and chemical cleaning services primarily to the petrochemical industry, from January 1995 to September 1996. Mr. Ingram was Vice President and Region Controller for Chemical Waste Management, Inc. (CWM) from September 1983 to December 1994. CWM, a subsidiary of Waste Management, Inc., provides hazardous waste treatment and disposal services to a wide range of government and industrial customers. He also spent two years with the solid waste operations of Waste Management, Inc. Mr. Ingram is a Certified Public Accountant and has an M.B.A. from the University of Florida and a B.S. in Accounting from Florida Southern College.

BOARD COMMITTEES

         The Company's Board of Directors has (i) an Audit Committee, (ii) a Compensation, Stock Option and Benefits Committee and (iii) an Executive and Finance Committee. The responsibilities of the Audit Committee, which, as of March 26, 1998, was composed of David L. Mitchell (Chairman), Herbert A. Cohen and William R. Toller, include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits, reviewing with the independent accountants and management the Company's accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company. The Compensation, Stock Option and Benefits Committee, which, as of March 26, 1998, was composed of William R. Toller (Chairman), David L. Mitchell and Herbert A. Cohen, has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1996 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1996 Stock Option Plan) of options which may be granted under the 1996 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans. The Executive and Finance Committee was composed of Paul E. Hannesson, Bentley J. Blum and William R. Toller as of March 26, 1998, and has the authority and responsibility of the full Board of Directors to supervise and oversee the financial practices and policies of the Company, to oversee the adoption of significant accounting policies, and to manage the Company between meetings of the Board of Directors, subject to certain limitations. The Executive and Finance Committee also has the authority and responsibility for making recommendations to the Board of Directors regarding nominees to serve as directors of the Company.

COMPENSATION OF DIRECTORS

         Each non-management director of the Company receives a director's fee of $500 per meeting for attendance at Board of Directors meetings, and is reimbursed for actual expenses incurred in respect of such attendance. The Company does not separately compensate employees for serving as directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of Common Stock of the Company, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Securities and Exchange Commission (the "Commission") and Nasdaq. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the Transition Period, and upon a review of Form 5 and amendments thereto furnished to the Company with respect to the Transition Period, or upon written representations received by the Company from certain reporting persons that no Form 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the shares of Common Stock of the Company failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the Transition Period, except the following: (i) Jeane J. Kirkpatrick, a director of the Company, who inadvertently failed to timely file (a) a Form 3 with respect to her election as a director of the Company in December 1997 (such Form 3 was filed late with the Commission on March 17, 1998) and (b) a Form 5 with respect to a transaction that occurred in December 1997 (such transaction was reported on a Form 5 filed late with the Commission on March 17, 1998); and
(ii) Kenneth L. Adelman, a director of the Company, who inadvertently failed to timely file a Form 4 with respect to a transaction that occurred in July 1997 (such transaction was reported on a Form 4 filed late with the Commission on August 19, 1997).

ITEM 11.      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during the Transition Period, for the fiscal year ended June 30, 1997 and for the fiscal period ended June 30, 1996 to the person serving as the Company's current Chief Executive Officer, to each of the Company's most highly compensated executive officers other than the Chief Executive Offer whose total salary and bonus compensation exceeded $100,000 during any such period, and to one additional individual who served as an executive officer of the Company during the Transition Period, but not at December 31, 1997.

                           Summary Compensation Table

                                       Annual Compensation                                 Long-Term Compensation
                         ------------------------------------------------    --------------------------------------
                                                                  Other                    Securities
                                                                  Annual      Restricted      Under-                   All Other
                                                                  Compen-        Stock         lying        LTIP        Compen-
Name and Principal                     Salary        Bonus        sation       Award(s)       Options      Payouts      sation
    Position             Year            ($)          ($)           ($)           ($)           (#)          ($)          ($)
------------------       ----         ---------    --------      --------     ----------    ----------     -------     ---------
Paul E. Hannesson        1997(1)      80,067(3)    20,270(4)     4,865(5)         -0-           -0-         -0-         -0-
Chief Executive          1997(2)      49,375(3)    12,500(4)     3,000(5)         -0-         175,000       -0-         -0-
Officer                  1996            -0-          -0-          -0-            -0-           -0-         -0-         -0-

Kenneth J. Houle         1997(1)        90,000      27,000         -0-            -0-           -0-         -0-         -0-
President & Chief        1997(2)      77,596(6)     27,000         -0-            -0-         100,000       -0-         -0-
Operating Officer        1996            -0-          -0-          -0-            -0-           -0-         -0-         -0-

Michael D. Fullwood      1997(1)      40,683(7)    22,804(8)       -0-            -0-           -0-         -0-         -0-
Senior Vice              1997(2)      16,726(7)    9,375(8)        -0-            -0-         67,500        -0-         -0-
President                1996            -0-          -0-          -0-            -0-           -0-         -0-         -0-


James M. DeAngelis       1997(1)        72,500      20,500         -0-            -0-           -0-         -0-         -0-
Senior Vice              1997(2)       120,833      20,500         -0-            -0-         101,250       -0-         -0-
President                1996            -0-          -0-          -0-            -0-           -0-         -0-         -0-

Srinivas Kilambi, Ph.D.  1997(1)        55,000        -0-          -0-            -0-           -0-         -0-         -0-
Former Senior Vice       1997(2)       105,481      40,000         -0-            -0-         67,500        -0-         -0-
President--Technology(9) 1996           34,038        -0-          -0-            -0-           -0-         -0-         -0-

--------------------
(1) On July 28, 1997, the Company changed its fiscal year-end from June 30 to December 31. Information is for the Transition Period from July 1 to December 31, 1997.

(2) Information is presented for the Company's fiscal year ending on June 30, 1997.

(3) Represents the amount of Mr. Hannesson's base salary allocated to the Company for such period. Mr. Hannesson's total base salary for calendar year 1997 was $395,000. Certain portions of such base salary were also allocated to Applied and Environmental. See "Certain Relationships and Related Transactions--Services Agreement."

(4) Represents the amount of Mr. Hannesson's annual incentive bonus allocated to the Company for such period. Mr. Hannesson's total annual incentive bonus for calendar year 1997 was $100,000. Certain portions of such annual incentive bonus were also allocated to Applied and Environmental.

(5) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company for such period. Mr. Hannesson's total automobile allowance for calendar year 1997 was $100,000. Certain portions of such automobile allowance were also allocated to Applied and Environmental.

(6) Represents the amount of salary paid to Mr. Houle from January 27, 1997 (the date on which Mr. Houle was elected President and Chief Operating Officer) to June 30, 1997.

(7) Represents the amount of Mr. Fullwood's base salary allocated to the Company for such period. Mr. Fullwood's total base salary for calendar year 1997 was $133,805. Certain portions of such base salary were also allocated to Applied and Environmental.

(8) Represents the amount of Mr. Fullwood's annual incentive bonus allocated to the Company for such period. Mr. Fullwood's total annual incentive bonus for calendar year 1997 was $75,000. Certain portions of such annual incentive bonus were also allocated to Applied and Environmental.

(9) Dr. Kilambi resigned as an executive officer of the Company in December
    1997.

STOCK OPTIONS

         The Company did not grant any options under the Plan to the individuals listed in the Summary Compensation Table during the Transition Period. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the Transition Period.

         In July 1997, the Company modified the term of all outstanding options under the Plan from five years to ten years. No other terms of such options were changed.

         The following table sets forth certain information concerning the exercise of options during the Transition Period and the value of unexercised options held under the Plan at December 31, 1997 by the individuals listed in the Summary Compensation Table.

                                                                                    Number Of                      Value Of
                                                                                   Securities                     Unexercised
                                                                                   Underlying                    In-The-Money
                                                                                   Unexercised                      Options
                                                                                     Options                    At Fiscal Year-
                                    Shares              Value                 At Fiscal Year-End(#)                 End($)
                                 Acquired On          Realized                   Exercisable/                   Exercisable/
      Name                       Exercise (#)           ($)(1)                    Unexercisable                Unexercisable(2)
--------------------------       ------------         ---------               ---------------------            ----------------
Paul E. Hannesson.........           -0-                 -0-                     70,000/105,000                     -0-/-0-

Kenneth J. Houle..........           -0-                 -0-                      20,000/80,000                     -0-/-0-

Michael D. Fullwood.......           -0-                 -0-                      13,500/54,000                     -0-/-0-

James M. DeAngelis........           -0-                 -0-                      40,500/60,750                     -0-/-0-

Srinivas Kilambi, Ph.D....           -0-                 -0-                      13,500/54,000                     -0-/-0-

--------------
(1) Represents the difference between the exercise price and the closing price on the date of exercise, multiplied by the number of shares acquired.

(2) Represents the difference between the last bid price of the Common Stock of $2.00 on December 31, 1997, and the exercise price of the options multiplied by the applicable number of options.

EMPLOYMENT AGREEMENTS

         Paul E. Hannesson, the Company's Chairman of the Board and Chief Executive Officer, entered into an employment agreement with Environmental as of November 18, 1996 for a term expiring on December 31, 1999. Pursuant to such employment agreement, Mr. Hannesson agreed to devote his business and professional time and efforts to the business of Environmental as a senior executive officer, and to serve in senior executive positions with one or more of Environmental's affiliates, including the Company. The employment agreement provides that Mr. Hannesson shall receive, among other things, a base salary at an annual rate of $395,000 through December 31, 1997, and will receive not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999, for services rendered to Environmental and its affiliates, including the Company. Pursuant to the employment agreement, Mr. Hannesson received, among other things: (i) a signing bonus of (a) $150,000 cash and (b) stock options to purchase 950,000 shares of common stock of Environmental, which options vested on the date of his employment agreement; and (ii) options to purchase an aggregate of 2,500,000 shares of Environmental common stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Hannesson also received options to purchase common stock of the Company and Applied in the amount of 1.0% of each company's total outstanding shares of common stock on the date of grant, and is eligible to receive incentive compensation of up to $225,000 per year for achieving certain goals.

         Michael D. Fullwood, the Company's Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, entered into an employment agreement with Environmental on May 7, 1997 for a term expiring on April 30, 1999. Pursuant to such employment agreement, Mr. Fullwood agreed to devote his business and professional time and efforts to the business of Environmental as its Senior Vice President, Chief Financial and Administrative Officer, Secretary and General Counsel, and to serve as a senior executive officer of certain of Environmental's subsidiaries at the time, including the Company. The employment agreement provides that Mr. Fullwood shall receive, among other things, a base salary at an annual rate of $225,000 through April 30, 1998, which base salary shall be increased by not less than 5% per year during the term of the agreement, for services rendered to Environmental and its affiliates, including the Company. Pursuant to the employment agreement, Mr. Fullwood received options to purchase an aggregate of 500,000 shares of Environmental common stock, exercisable in installments over a period of five years commencing on the date of his employment agreement. Mr. Fullwood also received options to purchase 125,000 shares of common stock of Applied and 67,500 shares of Common Stock of the Company, and is eligible to receive incentive compensation of up to $75,000 per year for achieving certain goals, which incentive compensation shall be increased by 5% per year during the term of his agreement.

         Each of Kenneth J. Houle, James M. DeAngelis and Srinivas Kilambi, Ph.D. entered into an employment agreement with the Company for a term expiring on December 31, 1999. Pursuant to these employment agreements, Messrs. Houle, DeAngelis and Kilambi agreed to devote substantially all of their business and professional time and efforts to the business of the Company as executive officers. The employment agreements provide that Messrs. Houle, DeAngelis and Kilambi shall receive a fixed base salary at an annual rate of $180,000, $145,000 and $110,000, respectively, for services rendered in such positions, and each may be entitled to receive, at the sole discretion of the Board of Directors of the Company or a committee thereof, bonuses and/or stock options based on the achievement (in whole or in part) by the Company of its business plan and by the employee of fixed personal performance objectives. Dr. Kilambi resigned as an executive officer of the Company in December 1997, and his employment agreement was terminated at that time.

         The employment agreements also provide for termination by the Company upon death or disability (defined as three aggregate months of incapacity during any 365-consecutive day period) or upon conviction of a felony crime of moral turpitude or a material breach of their obligations to the Company. In the event any of the employment agreements are terminated by the Company without cause, such executive will be entitled to compensation for the balance of the term. The Company has obtained commitments for $1,000,000 key-man life insurance policies in respect of each of Messrs. Houle (pending completion of a physical exam) and DeAngelis.

         The employment agreements also contain covenants (a) restricting the executive from engaging in any activities competitive with the business of the Company during the terms of such employment agreements and one year thereafter,
(b) prohibiting the executive from disclosure of confidential information regarding the Company at any time, and (c) confirming that all intellectual property developed by the executive and relating to the business of the Company constitutes the sole and exclusive property of the Company. See "Certain Relationships and Related Transactions--Services Agreement."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the Transition Period were William R. Toller (Chairman), David L. Mitchell and Edwin L. Harper, Ph.D. Dr. Harper was appointed to the Compensation Committee on December 16, 1997. Messrs. Mitchell and Harper also constituted two-thirds of the Compensation, Stock Option and Benefits Committees of Applied and Environmental at December 31, 1997. Dr. Harper served as the President and Chief Operating Officer of Applied and Environmental from November 1996 to April 1997, as Vice Chairman of the Company, Applied and Environmental from April to December 1997, and as the Chairman of the Board and Chief Executive Officer of the Company, Solution and CFC Technologies from January to April 1997. Dr. Harper also served as a consultant to the Company and its affiliates from May to December 1997. Dr. Harper resigned as an executive officer of, and as a consultant to, the Company and each of its affiliates effective upon his appointment to the Compensation Committee on December 16, 1997, and resigned as a director of the Company and each of its affiliates on March 13, 1998. Mr. Toller has served as a consultant to Environmental since July 1, 1997 and receives compensation in the amount of $2,000 per diem in such capacity. Mr. Mitchell has served as a consultant to Applied since July 15, 1997 and receives compensation in the amount of $10,000 per month for services rendered to Applied in such capacity.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in June 1997 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of William R. Toller (Chairman), David L. Mitchell and Edwin L. Harper, Ph.D. at December 31, 1997, all of whom were non-employee directors of the Company. Messrs. Mitchell and Harper also constituted two-thirds of the Compensation, Stock Option and Benefits Committees of Applied and Environmental at December 31, 1997. Decisions on compensation of the executives officers of Applied and Environmental were made by such individuals in their capacities as members of the Compensation, Stock Option and Benefits Committees of such companies. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Messrs. Toller, Mitchell and Harper, in their capacities as members of the Compensation Committee at December 31, 1997, addressing the Company's compensation policies for 1997 as they affected the Company's executive officers.

         Overview and Philosophy

         The Company's executive compensation program is designed to be linked to corporate performance and returns to stockholders. Of particular importance to the Company is its ability to grow and enhance its competitiveness for the rest of the decade and beyond. Shorter-term performance, although scrutinized by the Compensation Committee, stands behind the issue of furthering the Company's strategic goals. To this end, the Company has developed an overall compensation strategy and specific compensation plans that tie a significant portion of executive compensation to the Company's success in meeting specified performance goals.

         The objectives of the Company's executive compensation program are to:

         o attract, motivate and retain the highest quality executives;

         o motivate them to achieve tactical and strategic objectives in a manner consistent with the Company's corporate values; and

         o link executive and stockholder interest through equity-based plans and provide a compensation package that recognizes individual contributions as well as overall business results.

         To achieve these objectives, the Company's executive compensation program is designed to:

         o focus participants on high priority goals to increase stockholder value;

         o encourage behavior that exemplifies the Company's values relating to customers, quality of performance, employees, integrity, teamwork and good citizenship;

         o assess performance based on results and pre-set goals that link the business activities of each individual to the goals of the Company; and

         o increase stock ownership to promote a proprietary interest in the success of the Company.

         Executive Officer Compensation

         Each year the Compensation Committee conducts a full review of the Company's executive compensation program. This review includes a comprehensive evaluation of the competitiveness of the Company's compensation program and a comparison of the Company's executive compensation to certain other public companies which, in the view of the Compensation Committee, represent the Company's most direct competitors for executive talent. It is the Compensation Committee's policy to target overall compensation for executive officers of the Company taking into account the levels of compensation paid for such positions by such other public companies. A variety of other factors, however, including position and time in position, experience, and both Company performance and individual performance, will have an impact on individual compensation amounts.

         The key elements of the Company's executive compensation program in 1997 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

         Base Salaries. Base salaries for executive officers are established by evaluating, on an annual basis, the performance of such individuals (which evaluation involves management's consideration of such factors as responsibilities of the positions held, contribution toward achievement of the Company's strategic plans, attainment of specific individual objectives and interpersonal managerial skills), and by reference to the marketplace for executive talent, including a comparison to base salaries for comparable positions at other similar public companies.

         In 1997, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

         Mr. Hannesson, the Chairman of the Board and Chief Executive Officer of the Company, Solution and CFC Technologies, and the Chairman of the Board, President and Chief Executive Officer of Applied and Environmental, receives annual compensation based upon, among other things, the terms of his employment agreement with Environmental. Pursuant to the terms of his employment agreement, Mr. Hannesson is entitled to receive a base salary at an annual rate of not less than $395,000 through December 31, 1997, not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999 for services rendered to Environmental and certain of its affiliates, including the Company.

         The amount actually received by Mr. Hannesson each year as base salary for services rendered to Environmental and its affiliates, including the Company, is established by the members of the Compensation, Stock Option and Benefits Committee of Environmental (the "Environmental Compensation Committee"), who also constituted the Compensation, Stock Option and Benefits Committee of Applied at December 31, 1997. Also, as set forth above, two of the three members of the Environmental Compensation Committee constituted two-thirds of the Compensation Committee of the Company's Board of Directors at December 31, 1997. In establishing Mr. Hannesson's base salary for 1997, the Environmental Compensation Committee took into account the salaries of chief executive officers at other similar public companies, future objectives and challenges, and Mr. Hannesson's individual performance, contributions and leadership. The Environmental Compensation Committee reviewed in detail Mr. Hannesson's achievement of his 1996 goals and his individual contributions to the Company and its affiliates. The Environmental Compensation Committee concluded that he had achieved his 1996 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 1996. The Environmental Compensation Committee also considered Mr. Hannesson's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Hannesson, the Environmental Compensation Committee exercised its discretion and judgement based on the above factors, and no specific formula was applied to determine the weight of each factor. The salary decisions of the Environmental Compensation Committee with respect to Mr. Hannesson as they specifically related to the Company were then presented to the full Compensation Committee which reviewed such decisions.

         Mr. Hannesson's base salary increased from $310,627 for calendar year 1996 to $395,000 for calendar year 1997, representing an increase of approximately 27%. Such base salary was allocated among the Company, Applied and Environmental based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Applied and Environmental paid $129,442, $250,256 and $15,302, respectively, of such salary. Mr. Hannesson also received an automobile allowance of $24,000 for the 1997 calendar year, and the Company, Applied and Environmental paid $7,865, $15,205 and $930, respectively, of such allowance.

         Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company.

         For 1997, annual incentive bonuses were paid to the individuals named in the Summary Compensation Table and certain other officers and employees of the Company in part based upon recommendations of senior executive officers of the Company as to appropriate levels of incentive compensation. The Compensation Committee exercised its discretion to determine the final value of each 1997 incentive award, which values were then reviewed and approved by the full Board of Directors. The Compensation Committee assessed performance against goals and leadership performance, with each of these two categories weighted equally. The goal category included an evaluation of performance areas such as increase in stockholder value, operations development and employee satisfaction. The leadership category was evaluated based upon the Compensation Committee's judgment of leadership performance, including factors such as innovation, strategic vision, marketplace orientation, customer focus, collaboration and managing change.

         Pursuant to his employment agreement with Environmental, Mr. Hannesson is eligible to receive incentive compensation of up to $225,000 per year for achieving certain of the performance goals set forth above. For the 1997 calendar year, Mr. Hannesson was awarded an incentive bonus of $100,000. Such bonus was allocated among the Company, Applied and Environmental based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Applied and Environmental paid $32,770, $63,356 and $3,874, respectively, of such bonus.

         Stock Options. The Compensation Committee has the power to grant stock options under the Plan. With respect to executive officers, it has been the Compensation Committee's practice to grant, on an annual basis, stock options that vest at the rate of 20% upon grant and 20% in each calendar year thereafter for four years, and that are exercisable over a ten-year period at exercise prices per share set at the fair market value per share on the date of grant. Generally, the executives must be employed by the Company at the time the options vest in order to exercise the options and, upon announcement of a Change in Control (pursuant to and as defined in the Plan), such options become immediately exercisable. The Compensation Committee believes that stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business. The Company's stock options are tied to the future performance of the Company's stock and will provide value to the recipient only when the price of the Company's stock increases above the option grant price.

         A total of 330,000 stock options were granted in 1997 pursuant to the Plan, 40,000 of which were granted to Mr. Hannesson and 167,500 of which were granted (in the aggregate) to two other individuals named in the

Summary Compensation Table. The number of stock options granted in 1997 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

         Impact of Section 162(m) of the Internal Revenue Code

         The Compensation Committee's policy is to structure compensation awards for executive officers that will be consistent with the requirements of Section 162(m) of the U.S. Internal Revenue Code of 1986 (the "Code"). Section 162(m) limits the Company's tax deduction to $1.0 million per year for certain compensation paid in a given year to the Chief Executive Officer and the four highest compensated executives other than the Chief Executive Officer named in the Summary Compensation Table. According to the Code and corresponding regulations, compensation that is based on attainment of pre-established, objective performance goals and complies with certain other requirements will be excluded from the $1.0 million deduction limitation. The Company's policy is to structure compensation awards for covered executives that will be fully deductible where doing so will further the purposes of the Company's executive compensation program. However, the Compensation Committee also considers it important to retain flexibility to design compensation programs that recognize a full range of performance criteria important to the Company's success, even where compensation payable under such programs may not be fully deductible. The Company expects that all compensation payments in 1997 to the individuals listed in the Summary Compensation Table will be fully deductible by the Company.

         Conclusion

         The Compensation Committee believes that the quality of executive leadership significantly affects the long-term performance of the Company and that it is in the best interest of the stockholders to compensate fairly executive leadership for achievement meeting or exceeding the high standards set by the Compensation Committee, so long as there is a corresponding risk when performance falls short of such standards. A primary goal of the Compensation Committee is to relate compensation to corporate performance. Based on the Company's performance in 1997, the Compensation Committee believes that the Company's current executive compensation program meets such standards and has contributed, and will continue to contribute, to the Company's and its stockholders' long-term success.


                               COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE
                                                    William R. Toller (Chairman)
                                                               David L. Mitchell
                                                                 Edwin L. Harper

         The Report of the Compensation Committee on Executive Compensation shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report into any filing under the Securities Act, or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

              SECURITY OWNERSHIP OF CERTAIN
ITEM 12.      BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of March 26, 1998, with respect to the beneficial ownership of Common Stock by each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer listed in the Summary Compensation Table and all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                  Number of Shares of Common      Percentage of Outstanding
Name and Address                                      Stock Beneficially                 Common Stock
of Beneficial Owner(1)                                     Owned(2)                   Beneficially Owned
--------------------------------------------      ---------------------------     -------------------------
Commodore Applied Technologies, Inc.........              10,000,000                        86.8%

Commodore Environmental
  Services, Inc.(3).........................               4,252,096                        36.9%

Bentley J. Blum(4)..........................               2,099,749                        18.2%

Paul E. Hannesson(5)........................                 664,889                         5.8%

Kenneth J. Houle(6).........................                  40,000                          *

Michael D. Fullwood(7)......................                  59,506                          *

James M. DeAngelis(8).......................                  88,096                          *

Kenneth L. Adelman(9).......................                 134,895                          *

David L. Mitchell(10).......................                  62,920                          *

William R. Toller(11).......................                  30,375                          *

Jeane J. Kirkpatrick (12)...................                  23,646                          *

Herbert A. Cohen (13).......................                  47,733                          *

All executive officers and directors
as a group (10 persons).....................               3,251,809                        28.2%

------------------
* Percentage ownership is less than 1%.

(1) The address of each of Commodore Applied Technologies, Inc., Commodore Environmental Services, Inc., Bentley J. Blum, Paul E. Hannesson, Michael D. Fullwood, Kenneth L. Adelman, Ph.D., David L. Mitchell, William R. Toller, Jeane J. Kirkpatrick, Ph.D. and Herbert A. Cohen is 150 East 58th Street, Suite 3400, New York, New York 10155. The address of Kenneth J. Houle and James M. DeAngelis is 3240 Town Point Drive, Suite 200, Kennesaw, Georgia 30144. Bentley J. Blum and Paul E. Hannesson are brothers-in-law.

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

(3) Represents Environmental's indirect beneficial ownership of Common Stock based upon Environmental's beneficial ownership of approximately 43% of the outstanding shares of Applied common stock.

(4) Represents Mr. Blum's indirect beneficial ownership of Common Stock based upon Mr. Blum's beneficial ownership of 28,479,737 shares and his spouse's ownership of 2,000,000 shares of common stock of Environmental, representing together 49.4% of the outstanding shares of Environmental common stock. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

(5) Consists of: (a) 62,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan; and (b) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his beneficial ownership of an aggregate of (i) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (ii) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse, (iii) currently exercisable options to purchase 2,450,000 shares of Environmental common stock, representing 12.1% of the outstanding shares of Environmental common stock, and (iv) 240,000 shares of Applied common stock underlying currently exercisable stock options granted to Mr. Hannesson under Applied's 1996 Stock Option Plan. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson, and additional stock options to purchase 1,500,000 shares of Environmental common stock at $0.84 per share, which vest and become exercisable ratably on November 18 of each of 1998 through 2000. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children.

(6) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Houle by the Company under the Plan.

(7) Consists of: (a) 27,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Fullwood by the Company under the Plan; and (b) Mr. Fullwood's indirect beneficial ownership of Common Stock based upon his beneficial ownership of (i) 200,000 shares of Environmental common stock underlying currently exercisable stock options granted to Mr. Fullwood by Environmental and (ii) 50,000 shares of Applied common stock underlying currently exercisable stock options granted to Mr. Fullwood by Applied.

(8) Consists of: (a) 1,000 shares of Common Stock; (b) 1,000 shares of Common Stock underlying currently exercisable warrants; (c) 40,500 shares of Common Stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company under the Plan; and (d) Mr. DeAngelis' indirect beneficial ownership of Common Stock based upon his beneficial ownership of
     (i) 580,000 shares of Environmental common stock and (ii) 15,000 shares of Applied common stock underlying currently exercisable stock options granted to Mr. DeAngelis by Applied.

(9) Consists of: (a) 30,450 shares of Common Stock; (b) 30,375 shares of Common Stock underlying currently exercisable stock options granted to Dr. Adelman by the Company under the Plan; and (c) Dr. Adelman's indirect beneficial ownership of Common Stock based upon his beneficial ownership of (i) currently exercisable options to purchase 385,000 shares of Environmental common stock and (ii) currently exercisable options to purchase 127,500 shares of Applied common stock.

(10) Consists of: (a) 30,375 shares of Common Stock underlying currently exercisable stock options granted to Mr. Mitchell by the Company under the Plan; and (b) Mr. Mitchell's indirect beneficial ownership of Common Stock based upon his beneficial ownership of currently exercisable options to purchase (i) 67,500 shares of Applied common stock and (ii) 105,000 shares of Environmental common stock.

(11) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Toller by the Company under the Plan.

(12) Consists of: (a) 15,188 shares of Common Stock underlying currently exercisable stock options granted to Dr. Kirkpatrick by the Company under the Plan; and (b) Dr. Kirkpatrick's indirect beneficial ownership of

     Common Stock based upon her beneficial ownership of currently exercisable options to purchase 22,500 shares of Applied common stock.

(13) Represents Mr. Cohen's indirect beneficial ownership of Common Stock based upon his beneficial ownership of currently exercisable options to purchase (i) 67,500 shares of Applied common stock and (ii) 105,000 shares of Environmental common stock.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ORGANIZATION AND CAPITALIZATION OF THE COMPANY

         The Company was organized in November 1995 as a wholly-owned subsidiary of Environmental. In February 1996, pursuant to an assignment of technology agreement between the Company and Srinivas Kilambi, Ph.D., the Company's former Senior Vice President--Technology, the Company acquired rights to the SLiM technology from Dr. Kilambi. In consideration for such technology, the Company caused Environmental to transfer to Dr. Kilambi 200,000 shares of Environmental common stock and agreed to pay Dr. Kilambi a royalty through December 3, 2002 equal to 2% of the Company's revenues actually received and attributed to the commercial application of the acquired technology, except for applications related to the radionuclides, technetium and rhenium, for which Dr. Kilambi is entitled to receive a royalty of 0.66% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes). In exchange for Environmental's issuance of such shares to Dr. Kilambi, as well as Environmental's funding and support of the Company, the Company issued to Environmental 10,000,000 shares of Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         From the Company's inception to December 1996, Environmental financed the research and development activities of the Company through direct equity investments and loans to the Company. In December 1996, as part of a corporate restructuring to consolidate all of its environmental technology businesses within Applied, Environmental transferred to Applied all of the outstanding shares of capital stock of the Company and CFC Technologies. In addition, Environmental assigned to Applied outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Applied common stock at an exercise price of $15.00 per share. Such warrant was subsequently amended to, among other things, reduce the exercise price thereof from $15.00 per share to $10.00 per share. Such warrant is valued at $2.4 million and contains provisions granting certain registration rights with respect to the warrant shares. As a result of the IPO, Applied currently owns 87% of the outstanding shares of Common Stock of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

LOANS INVOLVING AFFILIATES

         In March 1997, the Company entered into a $1,500,000 line of credit with a commercial bank. The entire line of credit was borrowed prior to the completion of the Company's IPO to repay advances made by Applied to the Company since December 1, 1996 for providing equipment installed in the Company's new Atlanta facility and for working capital purposes. The line of credit was guaranteed by Applied and secured by cash collateral provided by Applied. Upon completion of the IPO, the Company applied $1,500,000 of the net proceeds to repay such line of credit, and such guarantee and cash collateral was released to Applied.

OFFICES

         The Company maintains approximately 2,000 square feet of office space in New York, New York, which also serves as offices of Environmental, Applied, certain of their affiliates, and Messrs. Bentley J. Blum and Paul E. Hannesson.

         In addition, prior to the Company's occupation of its Kennesaw, Georgia facility in March 1997, the Company shared facilities in Columbus, Ohio with Applied and certain of its other subsidiaries. The Company paid an allocable share of rent equal to $750 per month for such space. The Company terminated the existing lease in Columbus, Ohio on March 31, 1997.

SERVICES AGREEMENT

         In September 1997, the Company, Applied, Environmental, Advanced Sciences, and certain other affiliates of the Company (the "Affiliated Parties") entered into a services agreement, dated as of September 1, 1997 (the "Services Agreement"), whereby the Company and the Affiliated Parties agreed to cooperate in sharing, where appropriate, costs related to accounting services, financial management, human resources and personnel management and administration, information systems, executive management, sales and marketing, research and development, engineering, technical assistance, patenting, and other areas of service as are appropriately and necessarily required in the operations of the Company and the Affiliated Parties (collectively, the "Services"). Pursuant to the Services Agreement, services provided by professional employees of the Company and the Affiliated Parties to one another are charged on the basis of time actually worked as a percentage of salary (including cost of benefits) attributable to that professional. In addition, charges for rent, utilities, office services and other routine charges regularly incurred in the normal course of business are apportioned to the professionals working in the office on the basis of salary, and then charged to any party in respect of whom the professional devoted such time based upon time actually worked. Furthermore, charges from third parties, including, without limitation, consultants, attorneys and accountants, are levied against the party actually receiving the benefit of such services. Pursuant to the Services Agreement, Applied acts as the coordinator of billings and payments for Services on behalf of itself, the Company and the other Affiliated Parties.

FUTURE TRANSACTIONS

         In connection with the IPO, the Company's Board of Directors adopted a policy whereby any future transactions between the Company and any of its subsidiaries, affiliates, officers, directors, principal stockholders or any affiliates of the foregoing will be on terms no less favorable to the Company than could reasonably be obtained in "arm's length" transactions with independent third parties, and any such transactions will also be approved by a majority of the Company's disinterested outside directors.

                                     PART IV

              EXHIBITS, FINANCIAL STATEMENT
ITEM 14.      SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this Transition Report:

Financial Statements.                                                                                   Page No.
---------------------                                                                                   --------
         Report of Independent Accountants...........................................................     F-1

         Independent Auditor's Report................................................................     F-1A

         Balance Sheet as of December 31, 1997, June 30, 1997 and June 30, 1996......................     F-2

         Statement of Operations for the six months ended December 31, 1997, for the year ended June 30, 1997, for the period from November 15, 1995
              (date of inception) to June 30, 1996, and for the period from November 15, 1995
              to December 31, 1997...................................................................     F-3

         Statement of Stockholders' Equity for the period from November 15,
              1995 (date of inception) through December 31, 1997.....................................     F-4

         Statement of Cash Flows for the six months ended December 31, 1997, for the year ended June 30, 1997, for the period from November 15, 1995
              (date of inception) to June 30, 1996, and for the period from
              November 15, 1995 to December 31, 1997.................................................     F-5

         Notes to Financial Statements...............................................................     F-6

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

10.14     Stock Purchase Agreement, dated as of December 2, 1996, by and between Environmental and Applied.(3)

10.15     Form of Revolving Credit Agreement between the Company and Environmental.(5)

10.16     Employment Agreement, dated as of January 27, 1997, between the Company and Kenneth J. Houle.(4)

10.17     Employment Agreement, dated as of November 18, 1996, between Environmental and Paul E. Hannesson.(7)

10.18     Employment Agreement, dated May 7, 1997, between Environmental and Michael D. Fullwood.(7)

                                       33

*10.1     Equipment Lease, dated as of November 25, 1997, between the Company and Maryland Environmental Service.

*10.20    License Agreement, dated as of November 25, 1997, between the Company and Maryland Environmental Service.

*10.21    Equipment Lease, dated as of February 5, 1998, between the Company and Maryland Environmental Service.

*10.22    License Agreement, dated as of February 5, 1998 between the Company and Maryland Environmental Service.

 22.1      Subsidiaries of the Company.(1)

*27.1     Financial Data Schedule.
---------------
* Filed herewith.

(1)       Incorporated herein by reference and filed as an Exhibit to the Registrant's Registration Statement on
          Form S-1 filed with the Securities and Exchange Commission on September 12, 1996 (File No. 33-11813)
          (the "Registration Statement").

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

(7)       Incorporated herein by reference and filed as an Exhibit to the Company's Annual Report on Form 10-K for
          the fiscal year ended June 30, 1997.

Reports on Form 8-K:

         On July 31, 1997, the Company filed with the Commission a Current Report on Form 8-K, dated July 28, 1997, with respect to the mutual agreement of the Company and Tanner + Co. to terminate their relationship and the Company's decision to change its fiscal year-end from June 30 to December 31. Such events were reported under Item 5 of Form 8-K and no financial statements were included in such report.

                                   SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1998             COMMODORE SEPARATION TECHNOLOGIES, INC.


                                  By:/s/Paul E. Hannesson
                                     ----------------------------------------
                                     Paul E. Hannesson, Chairman of the Board
                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Paul E. Hannesson                           Chairman of the Board and Chief           March 30, 1998
------------------------------------------     Executive Officer (principal executive
Paul E. Hannesson                              officer)

/s/Michael D. Fullwood                         Senior Vice President, Chief Financial    March 30, 1998
------------------------------------------     and Administrative Officer, Secretary
Michael D. Fullwood                            and General Counsel (principal
                                               financial and accounting officer)
/s/Paul E. Hannesson
------------------------------------------     Chairman of the Board                     March 30, 1998
Paul E. Hannesson

/s/Bentley J. Blum
------------------------------------------     Director                                  March 30, 1998
Bentley J. Blum

/s/David L. Mitchell
------------------------------------------     Director                                  March 30, 1998
David L. Mitchell

/s/William R. Toller
------------------------------------------     Director                                  March 30, 1998
William R. Toller

/s/Kenneth L. Adelman
------------------------------------------     Director                                  March 30, 1998
Kenneth L. Adelman, Ph.D.

/s/Jeane J. Kirkpatrick
------------------------------------------     Director                                  March 30, 1998
Jeane J. Kirkpatrick, Ph.D.

/s/Herbert A. Cohen
------------------------------------------     Director                                  March 30, 1998
Herbert A. Cohen

                          INDEX TO FINANCIAL STATEMENTS


Financial Statements.                                                                             Page No.
---------------------                                                                             --------
         Report of Independent Accountants........................................................F-1

         Independent Auditor's Report.............................................................F-1A

         Balance Sheet as of December 31, 1997, June 30, 1997 and June 30, 1996...................F-2

         Statement of Operations for the six months ended December 31, 1997, for the year ended June 30, 1997, for the period from November 15,
              1995 (date of inception) to June 30, 1996, and for the period from
              November 15, 1995 to December 31,
              1997................................................................................F-3

         Statement of Stockholders' Equity for the period from November 15,
              1995 (date of inception) through December 31, 1997..................................F-4

         Statement of Cash Flows for the six months ended December 31, 1997, for the year ended June 30, 1997, for the period from November 15,
              1995 (date of inception) to June 30, 1996, and for the period from
              November 15, 1995 to December 31, 1997..............................................F-5

         Notes to Financial Statements............................................................F-6

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

                        Report of Independent Accountants

To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc. (a development stage company)

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Commodore Separation Technologies, Inc. (a development stage company) at December 31, 1997 and June 30, 1997, and the results of its operations and its cash flows for the six months ended December 31, 1997, the year ended June 30, 1997 and the period from November 15, 1995 (inception) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


Price Waterhouse LLP





Philadelphia, Pennsylvania
February 26, 1998

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


/s/ Tanner + Co.

Salt Lake City, Utah
August 1, 1996

                                      F-1A

Commodore Separation Technologies, Inc.
(a development stage company)
Balance Sheet
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                      December 31,              June 30,
                                                                     -------------        ------------------
                                                                         1997             1997          1996
                                                                         ----             ----          ----

                                                    Assets
Current assets:
  Cash and cash equivalents                                             $ 4,951         $8,893          $  3
  Restricted cash                                                            88              -             -
  Inventory                                                                 360              -             -
  Receivables from related party                                             17             12             -
  Prepaid assets and other current receivables                               41             36             -
                                                                        --------        ------          ----
    Total current assets                                                  5,457          8,941             3

Property and equipment:
  Technical equipment                                                       690            411             7
  Office equipment                                                          388            355             3
  Leasehold improvements                                                    205            203             -
                                                                        --------        ------          ----
                                                                          1,283            969            10
  Less accumulated depreciation                                             247            116             -
                                                                        --------        ------          ----
  Net property and equipment                                              1,036            853            10
Intangible assets, net of accumulated amortization of $5, $2 and $0         167             56            10
                                                                        --------        ------          ----
                                                                        $ 6,660         $9,850          $ 23
                                                                        =======         ======          ====

                               Liabilities and Stockholders' Equity (Deficit)

Accounts payable                                                        $   405         $  288          $ 18
Accrued liabilities                                                         328            141            12
Due to related party                                                        262            695            54
                                                                        --------        ------          ----
    Total current liabilities                                               995          1,124            84

Capital lease obligation                                                     13             18             -
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 10% non-cumulative,
   5,000,000 shares authorized, 600,000, 600,000 and 0 shares
   issued and outstanding, respectively                                       1              1             -
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 11,503,650, 11,500,000 and 10,000,000 shares issued
   and outstanding, respectively                                             11             11            10
Additional paid in capital                                               11,638         11,928             5
Subscription receivable                                                       -              -           (15)
Deficit accumulated during the development stage                         (5,998)        (3,232)          (61)
                                                                        --------        ------          ----
   Total stockholders' equity (deficit)                                   5,652          8,708           (61)
                                                                        --------        ------          ----
                                                                        $ 6,660         $9,850          $ 23
                                                                        =======         ======          ====

                 See accompanying notes to financial statements

Commodore Separation Technologies, Inc.
(a development stage company)
Statement of Operations
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------



                                                                                          Period from             Cumulative
                                                                                          November 15,           Amounts From
                                                                                             1995                November 15,
                                                    Six Months              Year           (Date of                  1995
                                                       Ended               Ended           Inception)              (Date of
                                                   December 31,           June 30,         to June 30,            Inception to
                                                       1997                 1997              1996             December 31, 1997
                                                   ------------           --------        ------------        ------------------
Costs and expenses:
  Research and development                          $   817              $   985            $   50                  $ 1,852
  General and administrative                            869                1,356                10                    2,235
  Depreciation and amortization                         134                  118                 -                      252
  Corporate overhead expenses                           911                  705                 -                    1,616
  Sales and marketing                                   230                   51                 -                      281
  Licensing fee                                           -                   50                 -                       50
                                                    -------              -------            ------                  -------
   Total costs and expenses                           2,961                3,265                60                    6,286
                                                    -------              -------            ------                  -------
Revenue                                                   -                    8                 -                        8
Interest income                                         195                   99                 -                      294
Interest expense                                          -                  (13)               (1)                     (14)
                                                    -------              -------            ------                  -------
   Net loss before income taxes                      (2,766)              (3,171)              (61)                  (5,998)
Income tax benefit                                       -                     -                 -                        -
                                                    -------              -------            ------                  -------

   Net loss                                         $(2,766)             $(3,171)            $ (61)                 $(5,998)
                                                    =======              =======             ======                 =======
Net loss per share - basic and diluted                (0.27)               (0.32)            (0.01)
                                                    =======              =======             ======



                 See accompanying notes to financial statements

Commodore Separation Technologies, Inc.
(a development stage company)
Statement of Stockholders' Equity
(dollars in thousands)
--------------------------------------------------------------------------------



                                                                   Common Stock                Preferred Stock
                                                              -----------------------        ------------------     Subscription
                                                                Shares         Amount        Shares      Amount      Receivable
                                                              ----------       ------        ------      ------     -------------

 Common stock issued for cash on
    November 15, 1995 (inception) at $1 per share                    100            -           -             -              -
 Stock split of 150,000 shares for one share
    on September 5, 1996                                      14,999,900      $    15           -             -       $    (15)
 Reverse stock split of 1.50 shares
    for one share on November 26, 1996                        (5,000,000)          (5)          -             -              -
 Net loss for the period from
    November 15, 1995 through June 30, 1996                           -             -           -             -              -
                                                             -----------      -------     --------     --------      ---------
 Balance, June 30, 1996                                       10,000,000           10                                      (15)

 Collection of subscription receivable                                 -            -            -            -             15
 Conversion of notes payable to capital                                -            -                                        -
 Proceeds from sale of common stock and warrants               1,500,000            1                                        -
 Proceeds from sale of preferred stock and warrants                    -            -      600,000     $      1              -
 Dividend on preferred stock                                           -            -            -            -              -
 Net loss for the year ended June 30, 1997                             -            -            -            -              -
                                                             -----------      -------      -------     --------      ---------
 Balance, June 30, 1997                                       11,500,000           11      600,000            1              -
 Issuance of common stock                                          3,650            -            -            -              -
 Dividend on preferred stock                                           -            -            -            -              -
 Net loss for the six months ended December 31, 1997                   -            -            -            -              -
                                                              ----------      -------      -------     --------      ---------
                                                              11,503,650      $    11      600,000     $      1      $       -
                                                              ==========      =======      =======     ========      =========


                                                                               Deficit
                                                                             Accumulated         Total
                                                               Additional     During the      Shareholders'
                                                                Paid in      Development         Equity
                                                                 Capital        Stage           (Deficit)
                                                              ----------    ------------      -------------
 Common stock issued for cash on
    November 15, 1995 (inception) at $1 per share                   -               -                 -
 Stock split of 150,000 shares for one share
    on September 5, 1996
 Reverse stock split of 1.50 shares
    for one share on November 26, 1996                      $       5               -                 -
 Net loss for the period from
    November 15, 1995 through June 30, 1996                         -      $      (61)          $   (61)
                                                            ---------      ----------           -------
 Balance, June 30, 1996                                             5             (61)              (61)

 Collection of subscription receivable                              -               -                15
 Conversion of notes payable to capital                           976               -               976
 Proceeds from sale of common stock and warrants                6,108               -             6,109
 Proceeds from sale of preferred stock and warrants             4,977               -             4,978
 Dividend on preferred stock                                     (138)              -              (138)
 Net loss for the year ended June 30, 1997                          -         (3,171)            (3,171)
                                                            ---------      ----------           -------
 Balance, June 30, 1997                                        11,928         (3,232)             8,708
 Issuance of common stock                                          10              -                 10
 Dividend on preferred stock                                     (300)             -               (300)
 Net loss for the six months ended December 31, 1997                -         (2,766)            (2,766)
                                                            ---------      ---------            -------
                                                            $  11,638      $  (5,998)           $ 5,652
                                                            =========      =========            =======

                 See accompanying notes to financial statements

Commodore Separation Technologies, Inc.
(a development stage company)
Statement of Cash Flows
(dollars in thousands)
--------------------------------------------------------------------------------



                                                                                              Period from         Cumulative
                                                                                              November 15,       Amounts From
                                                              Six Months         Year             1995           November 15,
                                                                Ended            Ended        (Inception)            1995
                                                              December 31,     June 30,        to June 30,     (Inception) to
                                                                  1997           1997             1996        December 31, 1997
                                                              ------------     --------       ------------    -----------------
Cash flows from operating activities:
  Net loss                                                      $ (2,766)        $(3,171)          $ (61)         $  (5,998)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                  134             118               -                252
      Issuance of Common Stock                                        10               -               -                 10
      Changes in assets and liabilities:
      Inventory                                                     (360)              -               -               (360)
      Accounts payable                                               117             270              18                405
      Accrued liabilities                                            187             129              12                328
      Receivables from related party                                  (5)            (12)              -                (17)
      Other assets                                                    (5)            (36)              -                (41)
                                                                --------        --------           -----          ---------
        Net cash used in operating activities                     (2,688)         (2,702)            (31)            (5,421)
                                                                --------        --------           -----          ---------
Cash flows from investing activities:
  Acquisition of intangible assets                                  (114)            (48)            (10)              (172)
  Purchase of property and equipment                                 (33)           (352)             (3)              (388)
  Acquisition of leasehold improvements                               (2)           (203)              -               (205)
  Construction of technical equipment                               (279)           (404)             (7)              (690)
  Increase in certificate of deposit                                 (88)              -               -                (88)
                                                                --------        --------           -----          ---------
        Net cash used in investing activities                       (516)         (1,007)            (20)            (1,543)
                                                                --------        --------           -----          ---------
Cash flows from financing activities:
  Proceeds from sale of common stock and warrants                      -           6,109               -              6,109
  Proceeds from sale of preferred stock and warrants                   -           4,978               -              4,978
  Preferred stock dividend                                          (300)          (138)               -               (438)
  Borrowings from (repayments to) stockholder                       (433)            641              54                262
  Collection of subscription receivable                                -              15               -                 15
  Contributed capital                                                  -             976               -                976
  Increase (decrease) in capital lease obligation                     (5)             18               -                 13
                                                                --------        --------           -----          ---------

        Net cash (used in) provided by financing activities         (738)         12,599              54             11,915
                                                                --------        --------           -----          ---------
Increase (decrease) in cash                                       (3,942)          8,890               3              4,951
Cash, beginning of period                                          8,893               3               -                  -
                                                                --------        --------           -----          ---------
Cash, end of period                                              $ 4,951        $  8,893           $   3          $   4,951
                                                                ========        ========           =====          =========
Supplemental disclosure of cash flow information
  Cash paid during the period for:
  Interest                                                       $     -        $     13           $   1          $      14
                                                                ========        ========           =====          =========
  Income taxes                                                   $     -        $      -           $   -                  -
                                                                ========        ========           =====          =========



                 See accompanying notes to financial statements

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
-------------------------------------------------------------------------------

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

    The Company is a process technology company which has developed and intends to commercialize its separation technology and recovery system, known as SLiM(TM). The Company believes SLiM(TM) is capable of effectively separating and extracting various solubilized materials, including metals, organic chemicals, biochemicals, radionuclides and other targeted substances, from liquid and possibly gaseous process streams. The Company has commenced planned principal operations but has not received significant revenue therefrom. As such, the Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7.

2.  Summary of Significant Accounting Policies

    Fair Value of Financial Instruments
    The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. As of December 31, 1997, recorded book value approximates fair value.

    Cash and Cash Equivalents
    The Company considers cash and cash equivalents to include cash and investments in commercial paper, U.S. Treasuries and Agencies and money funds with maturities of up to 90 days.

    Research and Development Expenditures
    Research and development expenditures are charged to operations as incurred.

    Inventory
    Inventory represents finished goods and consists of machinery and equipment built and held for sale. Inventory is recorded at historical cost per unit.

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

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
--------------------------------------------------------------------------------

    Income Taxes
    Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

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

    New Accounting Pronouncements
    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting on Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in the financial statements and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital on the balance sheet.

    Also in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997.

    The Company is currently analyzing the effect these standards will have upon the financial statements and notes thereto.

    The Company has adopted SFAS 129, "Disclosure of Information About Capital Structure." The financial statements and footnotes reflect the disclosures required under this new standard.

    Contracts
    In November 1997, the Company entered into a contract with the State of Maryland for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. As of December 31, 1997, the Company had not yet commenced work on this contract and accordingly, had not recorded revenue related to the contract.

3.  Earnings Per Share

    All earnings per share amounts reflect the implementation of SFAS 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
--------------------------------------------------------------------------------

    computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                                                                                 Period from
                                                                                                                 November 15,
                                                                        Six Months              Year                 1995
                                                                           Ended               Ended             (Inception)
                                                                       December 31,           June 30,            to June 30,
                                                                            1997                1997                 1996
                                                                       ------------           --------           ------------
                                                                          (Dollars in thousands except per share data)

    Net loss                                                           $    (2,766)       $    (3,171)        $       (61)
    Add: Preferred stock dividends                                            (300)              (138)                  -
                                                                       -----------        -----------          -----------
   Net loss available to common shareholders                           $   (3,066)        $    (3,309)        $       (61)
                                                                       ===========        ============        ============
   Weighted average common shares outstanding (basic)                   11,502,000        10,375,000          $10,000,000
    Convertible Preferred Stock                                             (*)                 (*)                     -
    Warrants issued in initial public offering                              (*)                 (*)                     -
    Employee stock options                                                  (*)                 (*)                     -
                                                                       -----------        -----------          -----------
    Weighted average common shares outstanding (diluted)               $11,502,000        $ 10,375,000         $10,000,000
                                                                       ===========        ============        ============
    Loss per share (basic)                                             $     (0.27)       $     (0.32)         $     (0.01)
                                                                       ===========        ============        ============


    (*) Due to the Company's loss from continuing operations for the six months ended December 31, 1997, the year ended June 30, 1997 and the period from November 15, 1995 (inception) to June 30, 1996, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

4.  Related Party Transactions

    Effective December 2, 1996, Environmental transferred 100% of the capital stock of the Company and notes receivable from the Company which aggregated $976,200 to its then 69.3% owned subsidiary, Commodore Applied Technologies, Inc. ("Applied") in exchange for cash and a warrant to purchase shares of Applied common stock. Concurrent with this transaction, Applied contributed the notes receivable from the Company as a capital contribution. The transfer has been accounted for as a transaction between entities under common control. Accordingly, the assets and liabilities of the Company were recorded at Environmental's carryover basis.

    For the six months ended December 31, 1997 and the year ended June 30, 1997, the Company was charged a management fee by Applied of $911,000 and $705,000, respectively. This management fee is a result of allocated wages and salaries, rent, insurance (including director and officer liability insurance) and other administrative expenses. The management fees commenced in April 1997.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
--------------------------------------------------------------------------------

    The Company owed unsecured advances of $54,000 as of June 30, 1996 to Environmental, and $262,000 and $695,000 to Applied as of December 31, 1997 and June 30, 1997, respectively.

    Through June 30, 1996, the Company had an unwritten agreement pursuant to which its sole stockholder provided space for the Company's New York offices at no cost, and another company under common control provided research and development facility space to the Company at no cost. Subsequent to June 30, 1996, the Company paid a monthly rent of $750 for the research and development facility.

5.  Income Taxes

    The difference between the income tax benefit at statutory rates for the periods ended December 31, 1997, June 30, 1997 and June 30, 1996, respectively, and the amount presented in the financial statements are as follows:



                                                   (in thousands)
                                             December 31,       June 30,
                                                1997          1997     1996
                                                ----          ----     ----
    Tax benefit at statutory rates           $ (940)       $ (1,078)  $ (21)
    Valuation allowance                         940           1,078      21
                                              -----        --------   -----
                                             $    -        $      -   $   -
                                             ======        ========   =====


 Deferred tax assets are as follows:

                                                   (in thousands)

                                            December 31,        June 30,
                                               1997           1997      1996
                                               ----           ----      ----

    Net operating loss carryforward         $ (2,039)      $ (1,099)   $ (21)
    Valuation allowance                        2,039          1,099       21
                                            --------       --------    -----
    Net deferred tax asset                  $      -       $      -    $   -
                                            ========       ========    =====

    At December 31, 1997, the Company had tax loss carryforwards of approximately $5,998,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011.

    A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

6.  Royalty Agreements

    As described in Note 1, the Company has an agreement with a former officer of the Company pursuant to which the former officer is to receive a royalty of 2% of collected revenues from the Company's membrane separation technology through December 3, 2002, except for applications related to the

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
--------------------------------------------------------------------------------

    radionuclides technetium and rhenium, for which the former officer is entitled to receive a royalty of .66% of net sales (less allowances for returns, discounts, commissions, freight and excise or other taxes).

    The Company also has a license agreement with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a U.S. Department of Energy national laboratory, for which the Company paid Lockheed Martin a $50,000 licensing fee during the year ended June 30, 1997. Under this agreement, Lockheed Martin is to receive a royalty of 2% of net sales of the Company's products or processes covered under the agreement (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, commencing in the third year of the agreement, an annual minimum royalty of $15,000.

7.  Capital Structure

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

    In April 1997, the Company completed an Initial Public Offering of 1,500,000 units each consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock, and 600,000 units each consisting of one share of Convertible Preferred Stock and a Warrant to purchase one share of Common Stock.

    Proceeds from the offering were as follows:

                                               Common     Preferred
                                                Units       Units
                                             ----------   ----------
    Proceeds allocated to shares             $5,564,000   $5,214,000
    Proceeds allocated to warrants            2,086,000      846,000
                                             ----------   ----------
    Gross proceeds                            7,650,000    6,060,000

    Less: Discount and offering expenses      1,541,000    1,082,000
                                             ----------   ----------
    Net proceeds                             $6,109,000   $4,978,000
                                             ==========   ==========

    The underwriter of the offering exercised its right to purchase an additional 315,000 Warrants for $31,500.

    Preferred Stock
    The Convertible Preferred Stock has a par value of $.01 per share and a stated value of $10.00 per share. Cumulative dividends are payable at the rate of $ 1.00 per share per annum, payable quarterly, commencing June 30, 1997, when, and if declared by the Board of Directors, before any dividends are

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
--------------------------------------------------------------------------------

    declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock. Failure to pay any quarterly dividend will result in a reduction of the conversion price as described below.

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

    Representative's Warrants

    In connection with the Offering, the Company sold to the Underwriter for $.0001 per warrant, warrants to purchase from the Company up to 60,000 shares of Convertible Preferred Stock, 150,000 shares of Common Stock and/or 210,000 Warrants (the "Representative's Warrants"). The

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
--------------------------------------------------------------------------------

    Representative's Warrants are exercisable at a price of $12.00 per share of Convertible Preferred Stock, $6.00 per share of Common Stock and $.12 per Warrant from April 3, 1998 through April 3, 2002, and are restricted from sale, transfer, assignment or hypothecation prior to that date, except to officers of the Underwriter. The Representative's Warrants provide for adjustment in the number of securities issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Common Stock. The Representative's Warrants grant to the holders thereof certain rights of registration for the securities issuable upon exercise thereof.

9.  Stock Option Plan

    The Company's 1996 Stock Option Plan (the "Plan") provides the Board of Directors the authority to issue incentive and non-qualified stock options to purchase up to 1,350,000 shares of the Company's Common Stock to officers, directors, key employees and/or consultants. Through January 1997, the Board of Directors had awarded 630,000 five-year non-qualified options under the Plan to officers. These options became effective upon the completion of the Company's initial public offering in April 1996 and carried an exercise price equal to the initial public offering price. These options vest 20% per year, with the first 20% vesting immediately upon the date of grant.

    In addition, in September 1996 the Board awarded 136,689 five-year non-qualified options under the Plan to non-employee directors. These options also became effective upon completion of the Company's initial public offering and carry an exercise price equal to the initial public offering price. These options vest 33-1/3% per year, with the first third vesting immediately upon the date of grant.

    In May and June 1997, the Company awarded 230,000 five-year incentive and non-qualified options under the Plan to certain key employees and officers. These options carry an exercise price of $2.50, equal to the market price at the time of the awards. These options vest 20% per year, with the first 20% vesting immediately upon the date of grant.

    In July 1997, the Company modified the term of all existing options outstanding under the Plan to ten years. No other terms of the existing awards were changed. This did not result in a charge to compensation as the market value on the date of modification was less the exercise price for all options outstanding. For purposes of the SFAS 123 disclosures in the following paragraphs, this modification was treated as a rescission of the initial awards and a grant of new awards.

    In December 1997, the Company awarded 45,563 ten-year non-qualified options under the Plan to a new member of the Board of Directors. These options carry an exercise price of $1.88, equal to the market price at the time of the award. These options vest 33-1/3% per year, with the first third vesting immediately upon the date of grant.

    The Company has adopted the intrinsic value method of accounting for stock options and warrants under Accounting Principles Board Opinion No. 25. Under this standard, no compensation expense is recorded when the exercise price of options granted to employees is equal to or less than the market price of the underlying stock on the date of the grant. The Company has elected the disclosure-only provisions of SFAS 123, which requires fair value accounting for options issued to employees.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
--------------------------------------------------------------------------------


    A summary of the status of options granted under the Plan as of June 30, 1997 and December 31, 1997 and changes during the periods then ended is presented below:




                                                              Year Ended                  Six Months Ended
                                                             June 30, 1997                December 31, 1997
                                                         --------------------             -----------------
                                                                    Weighted-                      Weighted-
                                                                     Average                        Average
                                                                    Exercise                        Exercise
                                                       Shares         Price        Shares            Price
                                                     ----------     ----------   ----------        ---------
    Options outstanding at beginning of year                -              -        996,689         $  4.42
    Granted                                           996,689         $ 4.42      1,042,252            4.31
    Exercised                                               -              -              -               -
    Forfeited                                               -              -              -               -
    Rescinded                                               -              -       (996,689)           4.42
                                                      -------                     ---------
    Options outstanding at end of year                996,689           4.42      1,042,252            4.31
                                                      =======                     =========
    Options exercisable at year end                   217,564                       384,313
                                                      =======                     =========
    Weighted average fair value of options
      granted during the period                                       $ 2.47                        $  1.42


    The following table summarizes information about stock options outstanding at December 31, 1997:

                                             Weighted-
                                              Average
                                             Remaining
   Exercise             Number              Contractual              Options
     Price            Outstanding               Life              Exercisable
   ----------         -----------           -----------           ------------
   $     5.00            766,689                 8.79               323,125
   $     2.50            230,000                 9.45                46,000
   $     1.88             45,563                 9.95                15,188
                       ---------                                    -------
                       1,042,252                 8.98               384,313
                       =========                                    =======

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
--------------------------------------------------------------------------------


    Had compensation expense for the Company's employee stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                       Six Months Ended         Year Ended
                                       December 31, 1997       June 30, 1997
                                       -----------------       -------------
     Net loss - as reported                $(2,766,000)         $(3,171,000)
     Net loss - pro form                   $(3,114,000)         $(3,706,000)
     Loss per share - as reported          $      (.27)              $ (.32)
     Loss per share - pro forma            $      (.30)              $ (.37)

    SFAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. The expected dividend yield of the stock is zero, the expected life of the options is 9 years for the six months ended December 31, 1997 and 5 years for the year ended June 30, 1997, the expected volatility is 60 percent, and the expected risk-free rate of return is 6.50 percent, calculated as the rate offered on U.S. Government securities with the same term at the expected life of the options.

10. Commitments and Contingencies

    Leases
    The Company is committed under non-cancelable leases for office space, machinery and equipment. Future obligations under the leases for the next five years are as follows:

                                                          Operating
       Fiscal                         Capital Lease          Lease
     Year Ended                          Payments          Payments
     ----------                       -------------       ----------
         1998                           $   10,000         $ 129,000
         1999                                9,000           129,000
         2000                                    -           132,000
         2001                                    -           132,000
         2002                                    -                 -
                                        ----------         ---------
                                            19,000           522,000
         Amount representing interest       (6,000)
                                        ----------
                                        $   13,000
                                        ==========

    Property and equipment at December 31, 1997 includes the following amounts for capitalized leases:

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
--------------------------------------------------------------------------------

                  Technical equipment                           $26,000
                     Less: Accumulated Depreciation              (1,000)
                                                                -------
                                                                $25,000
                                                                =======

    Rent expense approximated $56,000 for the six months ended December 31, 1997 and $72,000 for the year ended June 30, 1997.

    Employment Agreements

    The Company has employment agreements with three executives and key personnel. Aggregate minimum payments under the employment agreements are as follows:

               1998                                  $431,000
               1999                                   431,000
                                                     --------
               Total                                 $862,000
                                                     ========

    In 1997, the Board of Directors approved bonuses of $187,700. These bonuses were accrued as of December 31, 1997 and paid in January 1998.

    Litigation

    The Company has no matters of litigation arising in the ordinary course of business which in the opinion of management will not have a material adverse effect on its financial condition or results of operation.

11. Comparative Financial Information (Unaudited)

    The selected financial data included in the following table for the six month period ended December 31, 1996 is unaudited and, in the opinion of management, includes all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of such data.

               Cost and expenses                           $ (857,000)
               Revenues                                         8,000
               Interest expense                                (5,000)
               Income taxes                                         -
                                                           ----------
               Net loss                                    $ (854,000)
                                                           ==========
               Net loss per share                          $     (.09)
                                                           ==========

                                  EXHIBIT INDEX



Exhibit No.       Description
-----------       -----------

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

10.15             Form of Revolving Credit Agreement between the Company and
                  Environmental.(5)

10.16 Employment Agreement, dated as of January 27, 1997, between the Company and Kenneth J. Houle.(4)

10.17 Employment Agreement, dated as of November 18, 1996, between Environmental and Paul E. Hannesson.(7)

10.18 Employment Agreement, dated May 7, 1997, between Environmental and Michael D. Fullwood.(7)

*10.19 Equipment Lease, dated as of November 25, 1997, between the Company and Maryland Environmental Service.

*10.20 License Agreement, dated as of November 25, 1997, between the Company and Maryland Environmental Service.

*10.21 Equipment Lease, dated as of February 5, 1998, between the Company and Maryland Environmental Service.

*10.22 License Agreement, dated as of February 5, 1998 between the Company and Maryland Environmental Service.

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

(7) Incorporated herein by reference and filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.