Form 10-Q
period 1998-03-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1998-05-14
CIK 1022381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                            OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22291

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                             11-3299195
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


   3240 TOWN POINT DRIVE, SUITE 200
          KENNESAW, GEORGIA                                        30144
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                          (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (770) 422-1518.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     The number of shares the common stock outstanding at April 28, 1998 was 11,515,575.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                                      INDEX


                                                                                            PAGE NO.
                                                                                            --------

PART I .    FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3


Item 1.     Financial Statements (Unaudited)

            Condensed Balance Sheet -
                     March 31, 1998 and December 31, 1997 . . . . . . . . . . . . . . . .       3

            Condensed Statement of Operations Three months ended March 31,
                     1998 and March 31, 1997 and Cumulative Amount Since
                     Inception (November 15, 1995) to March 31, 1998. . . . . . . . . . .       5

            Condensed Statement of Cash Flows Three months ended March 31,
                     1998 and March 31, 1997 and Cumulative Amount Since
                     Inception (November 15, 1995) to March 31, 1998. . . . . . . . . . .       6

            Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . .       7

Item 2.     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations . . . . . . . . . .. . . . . . .       8

PART II.    OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      11

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .. . . . . . .      11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                           MARCH 31,          DECEMBER 31,
                              ASSETS                         1998                1997
                                                             ----                ----
                                                          (unaudited)
Current Assets:
        Cash and cash equivalents                          $  3,068            $  4,951
        Notes and advances to related parties                     5                  17
        Restricted cash                                         210                  88
        Inventory                                               626                 360
        Prepaid assets and other current assets                  28                  41
                                                           --------            --------
               Total Current Assets                           3,937               5,457

Property and equipment, net                                   1,065               1,036
Intangible assets, net                                          164                 167
                                                           --------            --------
               Total Assets                                $  5,166            $  6,660
                                                           ========            ========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)


                      CONDENSED BALANCE SHEET -- (CONT'D)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                MARCH 31,         DECEMBER 31,
                         LIABILITIES AND                                          1998               1997
                       STOCKHOLDERS' EQUITY                                       ----               ----
                                                                               (unaudited)
Current Liabilities:
        Accounts payable                                                        $    350           $    405
        Accrued liabilities                                                          206                328
        Due to related parties                                                       275                262
                                                                                --------           --------
             Total Current Liabilities                                               831                995

Capital Lease Obligation                                                              11                 13

Stockholders' Equity:
        Preferred stock, par value $0.001 per share, 10% non-cumulative,
        5,000,000 shares authorized, 600,000 shares issued and
        outstanding                                                                    1                  1
        Common stock, par value $0.001 per share,
        50,000,000 shares authorized, and
        11,515,575 and 11,503,650 shares
        issued and outstanding                                                        11                 11
        Additional paid-in capital                                                11,513             11,638
        Deficit accumulated during development stage                              (7,201)            (5,998)
                                                                                --------           --------
            Total Stockholders' Equity                                             4,324              5,652
                                                                                --------           --------
        Total Liabilities and Stockholders' Equity                              $  5,166           $  6,660
                                                                                ========           ========



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)


                        CONDENSED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                              CUMULATIVE
                                                          THREE MONTHS ENDED                 AMOUNT SINCE

                                                                                               INCEPTION
                                                                                          (NOV. 15, 1995) TO
                                                     MARCH 31,            MARCH 31,            MARCH 31,
                                                        1998                1997                 1998
                                                        ----                ----                 ----
Costs and expenses:
        Cost of sales                              $   309               $    --               $   309
        Research and development                       130                   112                 1,982
        General and administrative                     391                   362                 2,626
        Depreciation and amortization                   80                    34                   332
        Corporate overhead expenses                    229                    --                 1,845
        Sales and marketing                            117                    --                   398
        Licensing fee                                   --                    50                    50
                                                   -------               -------               -------
                Total costs and expenses             1,256                   558                 7,542
                                                   -------               -------               -------
Other income (expense):
        Interest income                                 53                    --                   347
        Interest expense                                --                    (6)                  (14)
        Other income                                    --                    --                     8
                                                   -------               -------               -------
Loss before income taxes                            (1,203)                 (564)               (7,201)

        Income tax expense                              --                    --                    --
                                                   -------               -------               -------
Net loss                                           $(1,203)              $  (564)              $(7,201)
                                                   =======               =======               =======
Net loss per share                                 $  (.10)              $  (.06)
                                                   =======               =======

Based on weighted average shares of 11,512,000 and 10,000,000


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                     CUMULATIVE
                                                                                                    AMOUNT SINCE
                                                                                                      INCEPTION
                                                                         THREE MONTHS ENDED       (NOV 15, 1995) TO
                                                                      MARCH 31,      MARCH 31,        MARCH 31,
                                                                         1998           1997             1998
                                                                         ----           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $  (1,203)    $    (564)       $  (7,201)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation and amortization                                            80            34              332
     Issuance of common stock                                                 25            --               35
     Changes in assets and liabilities:
           Accounts payable                                                  (55)           (3)             350
           Accrued liabilities                                              (122)          (53)             206
           Restricted cash                                                  (122)           --             (210)
           Inventory                                                        (266)           --             (626)
           Accounts receivable                                                --            (1)              --
           Receivables from related party                                     12            --               (5)
           Other assets                                                       13          (192)             (28)
                                                                       ---------     ---------        ---------
            Net cash used in operating activities                         (1,638)         (779)          (7,147)
                                                                       ---------     ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase and construction of equipment                                    (106)         (290)          (1,389)
  Acquisition of intangible assets                                            --           (12)            (172)
                                                                       ---------     ---------        ---------
            Net cash used in investing activities:                          (106)         (302)          (1,561)
                                                                       ---------     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock and warrants                          --            --            6,109
     Proceeds from sale of preferred stock and warrants                       --            --            4,978
     Preferred stock dividend                                               (150)           --             (588)
     Borrowings (repayments) from/to stockholder                              13          (274)             275
     Increase in line of credit                                               --         1,500               --
     Collection of subscription receivable                                    --            --               15
     Contributed capitaL                                                      --            --              976
     Increase(decrease) in capital lease obligation                           (2)           (5)              11
     Decrease in related party notes payable                                  --           (29)              --
                                                                       ---------     ---------        ---------
            Net cash provided by (used in) financing activities             (139)        1,192           11,776
                                                                       ---------     ---------        ---------
Increase (decrease) in cash                                               (1,883)          111            3,068
     Cash at beginning of period                                           4,951            99               --
                                                                       ---------     ---------        ---------
Cash, end of period                                                    $   3,068           210        $   3,068
                                                                       =========     =========        =========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 MARCH 31, 1998

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Transition Report on Form 10-K for the six-month period ended December 31, 1997.

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

         The Company is a process technology company which has developed and intends to commercialize its separation technology and recovery system, known as SLiM(TM). The Company believes SLiM(TM) is capable of effectively separating and extracting various solubilized materials. The Company has not commenced planned principal operations. As such, the Company is considered a development state company as defined in SFAS No. 7.

         Effective December 2, 1996, Environmental transferred 100% of the capital stock of the Company and notes receivable from the Company which aggregated $976 to its then 65.9% owned subsidiary, Commodore Applied Technologies, Inc. ("Applied") in exchange for cash and a warrant to purchase shares of Applied common stock. Concurrent with this transaction, Applied contributed the notes receivable from the Company as a capital contribution. The transfer has been accounted for as a transaction between entities under common control. Accordingly, the historical basis of Environmental's investment and the net assets of the Company were not adjusted.

         In April 1997, the Company completed an initial public offering of its equity securities from which it received net proceeds of approximately $11.1 million. These funds were recorded as additional paid in capital by the Company. This offering reduced Applied's equity ownership in the Company from 100 percent to 87 percent.

         On July 28, 1997, the Company changed its fiscal year from a twelve-month period ending June 30 to a twelve-month period ending December 31, effective January 1, 1998. Consequently, the three-month period ending March 31, 1998, to which this quarterly report relates, represents the Company's first fiscal quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company, organized in November 1995, has not generated material revenues or profits to date, but will soon initiate commercial operations at two locations. Since its inception, the Company has (1) developed a strategic operating plan, (2) hired personnel to implement its operating plan, (3) engineered and built commercial-scale, supported liquid membrane processing units, (4) conducted on-site demonstration for potential customers, and (5) has entered into contracts for the lease of its products and technology.

         The Company is beginning to develop an operating history, but operations have been limited to on-site demonstrations. Until commercial operations have been established, the Company is subject to all of the business risks associated with a new enterprise, such as the risks of unforeseen capital requirements, market acceptance, and competitive disadvantages against larger and more established companies. During the period from November 15, 1995 (date of inception) to March 31, 1998, the Company has incurred a net loss of $7,201 and anticipates that it may continue to incur significant losses for the foreseeable future. There is no assurance as to whether or when the company will generate material revenues or profits.

         CONTRACTS. The Company is aggressively marketing its supported liquid membrane (SLiM(TM)) technology. In February 1998, the Company was awarded its second commercial contract with the State of Maryland to provide its SLiM(TM) systems at the Port of Baltimore. These two contracts have created a $600 backlog, which the Company will recognize as revenue in 1998. The equipment is expected to go in service in June 1998 at the first site and August 1998 at the second site.

         MARKETING & SALES. The Company is pursuing opportunities in the metal plating industry and at other environmental remediation sites. The Company works with customers to characterize their waste streams and determine the best means to integrate SLiM(TM) into their plants or treatment facilities.

         RESEARCH & DEVELOPMENT. The Company's R&D effort focuses on (1) increasing membrane efficiency, (2) increasing the number of substances that can be extracted using SLiM(TM) technology, and (3) characterizing customer waste streams to validate legitimate sales targets.

         OPERATIONS. The Company works with outside vendors to supply and manufacture the SLiM(TM) equipment. Equipment is engineered, constructed, and tested under the Company's supervision. The Company has excellent relations with its vendors and foresees no supply problems.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         In the first quarter of 1998, the Company incurred $309 of cost of sales relating to the Port of Baltimore contracts. These costs include labor and fringes, subcontractor costs, travel costs and material purchases in connection with the start up operations of the contracts. The Company has considered these costs to be non-recoverable and therefore has recorded them in the quarter incurred.

         For the three months ended March 31, 1998, the Company incurred $130 of research and development costs as compared to $112 for the three months ended March 31, 1997. The increase is due to efforts to commercialize the Company's technology. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses for the three months ended March 31, 1998 were $391, as compared to $362 for the three months ended March 31, 1997. The increase was primarily due to hiring of personnel and acquisition of infrastructure (e.g., office and lab space) to commercialize the Company's technology. In addition, the Company incurred $117 of sales and marketing expenses for the three months ended March 31, 1998, in its efforts to introduce its technology into the marketplace.

         For the three months ended March 31, 1998, the Company was charged $229 by Applied as a management fee. This fee represents the Company's pro rata portion of expenses related to wages and salaries, rent, and other administrative expenses related to its executive offices in New York and its marketing office in Virginia. The management fees commenced in April 1997.

         Interest income was $53 for the three months ended March 31, 1998, as compared to $0 for the three months ended March 31, 1997. The increase resulted from the investment of the proceeds of the Company's initial public offering since April 1997.

         The Company has sustained losses of $1,203 and $564 for the three months ended March 31, 1998 and for the three months ended March 31, 1997, respectively. Substantially all of the Company's losses are attributable to the expenses detailed above.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had working capital of $3,106, as compared to $4,462 as of December 31, 1997. The decrease in working capital is primarily the result of the first quarter loss of $1,203, purchase of equipment of $106 and the payment of $150 in dividends on its preferred stock.

         The Company believes it has adequate capital resources to sustain its operations into the third quarter of 1998, subject to factors which cannot be predicted at this time and which may not be within the Company's control. While the Company believes its capital requirements for the remainder of 1998 will be met through the development of its business, the Company may be required to obtain financing through external sources. There can be no assurance that such financing will be available, or if available, that it will be on terms satisfactory to the Company. In the event such external financing is not available on terms acceptable to the Company, the Company may be able to obtain interim financing from Applied, the owner of 87% of the outstanding shares of Common Stock. There can be no assurance, however, that the Company will be able to obtain any financing from Applied.


NET OPERATING LOSSES

         At March 31, 1998, the Company had tax loss carryforwards of approximately $7,200. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011.

         A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

FORWARD LOOKING STATEMENTS

         The Company, or its executive officers and directors on behalf of the Company, may from time to time make "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act" and together with the Securities Act, the "Acts"). The Company is filing this Quarterly Report of From 10-Q to avail itself of the safe harbor provided in the Acts with respect to any such (i) forward-looking statements that may be contained in the Company's reports and other documents filed with the Securities and Exchange Commission under sections 13 or 15(d) of the Exchange Act and (ii) oral forward-looking statements made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. Such forward-looking statements could involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition and financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions and would be based on facts and conditions as they exist at the time such statements are made. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; foreign and domestic competition' product demand and industry pricing' cost of compliance with environmental regulations; and management's estimates of niche market data. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceedings.

ITEM 2.  CHANGE IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS AMONG SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER EVENTS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - none

         (b)      Reports on Form 8-K  - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   DATE:  MAY 14, 1998      COMMODORE SEPARATION TECHNOLOGIES, INC.
                            (REGISTRANT)


                            BY   /S/ MICHAEL D. FULLWOOD
                               ------------------------------------
                                 MICHAEL D. FULLWOOD - SENIOR VICE PRESIDENT,
                                 CHIEF FINANCIAL AND  ADMINISTRATIVE OFFICER,
                                 SECRETARY, AND GENERAL COUNSEL
                                 (AS BOTH A DULY AUTHORIZED OFFICER OF THE
                                 REGISTRANT AND THE PRINCIPAL FINANCIAL
                                 OFFICER OR CHIEF ACCOUNTING OFFICER OF THE
                                 REGISTRANT)