Form 10-Q
period 1998-06-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1998-08-14
CIK 1022381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (MARK ONE)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                            OR
-----             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22291

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                             11-3299195
-------------------------------                             ------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


   3240 TOWN POINT DRIVE, SUITE 200
          KENNESAW, GEORGIA                                       30144
--------------------------------------                          ---------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                         (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (770) 422-1518.


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

     The number of shares the common stock outstanding at August 12, 1998 was 11,515,575.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                                      INDEX


                                                                                           PAGE NO.
                                                                                           --------
PART I .          FINANCIAL INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . .        3
---------         ---------------------

Item 1.           Financial Statements (Unaudited)

                  Condensed Balance Sheet -
                           June 30, 1998 and December 31, 1997 . . . . . . . . . . . . . .        3

                  Condensed Statement of Operations Three months ended June 30,
                            1998 and 1997, Six months ended June 30, 1998 and 1997
                            and Cumulative Amounts Since Inception
                            (November 15, 1995) to June 30, 1998  . . . . . . . . . . . . .       5

                  Condensed Statement of Cash Flows Six months ended June 30,
                            1998 and June 30, 1997 and Cumulative Amount Since
                            Inception (November 15, 1995) to June 30, 1998  . . . . . . . .       6

                  Notes to Condensed Financial Statements  . . . . . . . . . . . . . . . .        7

Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations . . . . . . . . . . . . . .        8

PART II.          OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . .       12
-------           -----------------
Item 4.           Submission of Matters to a Vote of Security Holders  . . . . . . . . . .       12

Item 6.           Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .       12

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    JUNE 30,   DECEMBER 31,
              ASSETS                                  1998         1997
                                                    --------   ------------
                                                   (unaudited)
Current Assets:
        Cash and cash equivalents                   $  1,455   $      4,951
        Notes and advances to related parties            --              17
        Restricted cash                                  210             88
        Inventory                                        550            360
        Prepaid assets and other current assets           17             41
                                                    --------   ------------
               Total Current Assets                    2,232          5,457

Property and equipment, net                            1,342          1,036
Intangible assets, net                                   181            167
                                                    --------   ------------
               Total Assets                         $  3,755   $      6,660
                                                    ========   ============

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)


                      CONDENSED BALANCE SHEET -- (CONT'D)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             JUNE 30,      DECEMBER 31,
                                                                               1998            1997
                         LIABILITIES AND                                     --------      ------------
                       STOCKHOLDERS' EQUITY
                                                                           (unaudited)
Current Liabilities:
        Accounts payable                                                     $     93      $        405
        Accrued liabilities                                                       156               328
        Due to related parties                                                    199               262
        Deposits - Contracts in progress                                          275                --
                                                                             --------      ------------
             Total Current Liabilities                                            723               995

Capital Lease Obligation                                                            9                13

Stockholders' Equity:
        Preferred stock, par value $0.001 per share, 10% non-cumulative,
        5,000,000 shares authorized, 600,000 shares issued and
        outstanding                                                                 1                 1
        Common stock, par value $0.001 per share,
        50,000,000 shares authorized, and
        11,515,575 and 11,503,650 shares
        issued and outstanding, respectively                                       12                11
        Additional paid-in capital                                             11,363            11,638
        Deficit accumulated during development stage                           (8,353)           (5,998)
                                                                             --------      ------------
            Total Stockholders' Equity                                          3,023             5,652
                                                                             --------      ------------
        Total Liabilities and Stockholders' Equity                           $  3,755      $      6,660
                                                                             ========      =============

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                        CONDENSED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                          CUMULATIVE
                                                                                                         AMOUNT SINCE
                                                                                                           INCEPTION
                                                 THREE MONTHS ENDED           SIX MONTHS ENDED        (NOV. 15, 1995) TO
                                                JUNE 30,     JUNE 30,      JUNE 30,      JUNE 30,          JUNE 30,
                                                  1998         1997          1998          1997              1998
                                                --------     --------      --------      --------     ------------------
Costs and expenses:
        Cost of sales                           $    192     $     --      $    501      $     50          $     501
        Research and development                     240          460           369           572              2,222
        General and administrative                   345          569           736           931              2,971
        Depreciation and amortization                 97           66           177           100                429
        Corporate overhead expenses                  158          705           388           705              2,003
        Sales and marketing                          148           51           265            51                546
        Licensing fee                                 --           --            --            --                 50
                                                --------     --------      --------      --------          ---------
                Total costs and expenses           1,179        1,851         2,436         2,409              8,722
                                                --------     --------      --------      --------          ---------
Other income (expense):
        Interest income                               29           99            82            99                376
        Interest expense                              --           (2)           --            (8)               (14)
        Other income                                  --           --            --            --                  8
                                                --------     --------      --------      --------          ---------
Loss before income taxes                          (1,151)      (1,754)       (2,354)       (2,318)            (8,352)

        Income tax expense                            --           --            --            --                 --
                                                --------     --------      --------      --------          ---------
Net loss                                        $ (1,151)    $ (1,754)     $ (2,354)     $ (2,318)         $  (8,352)
                                                ========     ========      ========      ========          =========
Net loss per share                              $   (.10)    $   (.16)     $   (.20)     $   (.22)
                                                ========     ========      ========      ========
Number of weighted average shares
  outstanding (000's)                             11,516       11,125        11,512        10,643
                                                ========     ========      ========      ========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    CUMULATIVE
                                                                                                   AMOUNT SINCE
                                                                                                     INCEPTION
                                                                        SIX MONTHS ENDED         (NOV 15, 1995) TO
                                                                     JUNE 30,      JUNE 30,           JUNE 30,
                                                                       1998          1997              1998
                                                                     --------      ---------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                            $ (2,354)     $  (2,318)      $    (8,352)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                        177            100               429
     Issuance of common stock                                              25             --                35
     Changes in assets and liabilities:
           Accounts payable                                              (312)           228                93
           Accrued liabilities                                           (171)            24               156
           Deposits - contracts in progress                               275             --               275
           Restricted cash                                               (122)            --              (210)
           Inventory                                                     (190)            --              (550)
           Accounts receivable                                             --              1                --
           Receivables from related party                                  17            (12)               --
           Other assets                                                    24            184               (17)
                                                                     --------      ---------       -----------
           Net cash used in operating activities                       (2,631)        (1,793)           (8,141)
                                                                     --------      ---------       -----------
CASH FLOW  FROM INVESTING ACTIVITIES:
    Purchase and construction of equipment                               (475)          (761)           (1,761)
    Acquisition of intangible assets                                      (23)           (36)             (191)
                                                                     --------      ---------       -----------
           Net cash used in investing activities:                        (498)          (797)           (1,952)
                                                                     --------      ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock and warrants                       --          6,109             6,109
     Proceeds from sale of preferred stock and warrants                    --          4,978             4,978
     Preferred stock dividend                                            (300)          (138)             (738)
     Borrowings (repayments) from/to stockholder                          (63)           417               199
     Collection of subscription receivable                                 --             --                15
     Contributed capital                                                   --             --               976
     Increase(decrease) in capital lease obligation                        (4)            18                 9
                                                                     --------      ---------       -----------
            Net cash provided by (used in) financing activities          (367)        11,384            11,548
                                                                     --------      ---------       -----------
Increase (decrease) in cash                                            (3,496)         8,794             1,455
     Cash at beginning of period                                        4,951             99                --
                                                                     --------      ---------       -----------
Cash, end of period                                                  $  1,455      $   8,893       $     1,455
                                                                     ========      =========       ===========

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         ( A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  JUNE 30, 1998

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Company's Transition Report on Form 10-K for the period ended December 31, 1997.

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

         In April 1997, the Company completed an initial public offering of its equity securities from which it received net proceeds of approximately $11.1 million. These funds were recorded as additional paid-in-capital by the Company. This offering reduced Applied's equity ownership in the Company from 100 percent to 87 percent.

         On July 28, 1997, the Company changed its fiscal year from a twelve-month period ending June 30 to a twelve-month period ending December 31, effective January 1, 1998. Consequently, the three-month period ending June 30, 1998, to which this quarterly report relates, represents the Company's second fiscal quarter of 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         The Company, organized in November 1995, has not generated material revenues or profits to date, but will soon initiate commercial operations at two locations. Since its inception, the Company has (1) developed a strategic operating plan, (2) hired personnel to implement its operating plan, (3) engineered and built commercial-scale, supported liquid membrane processing units, (4) conducted on-site demonstrations for potential customers, and (5) has entered into contracts for the lease of its products and technology.

         The Company is beginning to develop an operating history, but operations have been limited to demonstrations at customers' facilities and pilot-scale testing at the Company's Kennesaw facility. Until commercial operations have been established, the Company is subject to all of the business risks associated with a new enterprise, such as the risks of unforeseen capital requirements, market acceptance, and competitive disadvantages against larger and more established companies. During the period from November 15, 1995 (date of inception) to June 30, 1998, the Company has incurred a net loss of $8,352 and anticipates that it may continue to incur significant losses for the foreseeable future. There is no assurance as to whether or when the Company will generate material revenues or profits.

        CONTRACTS. The Company was awarded its first commercial contract (Hawkins Point) by Maryland Environmental Service in November 1997. In February 1998, the Company was awarded its second commercial (Dundalk Marine Terminal) contract by Maryland Environmental Service. These two contracts have created a $600 backlog, which the Company will recognize as revenue in 1998. The Company has completed the installation of equipment at Hawkins Point and is presently waiting on Maryland Environmental Service to complete its construction work at the site and to finish permit modifications before the equipment can go into full commercial operation. The equipment for Dundalk Marine Terminal has been constructed and the Company is waiting for Maryland Environmental Service to complete its construction work before installation can proceed.

         MARKETING & SALES. The Company's marketing and sales force continues to focus much of its effort on metal plating and finishing companies, environmental remediation sites where heavy metals pose a hazard, and at mines for resource recovery (e.g. copper, zinc). The Company is also pursuing work to separate radionuclides (e.g. strontium) from contaminated ground water and from other mixed wastes at various U.S. Department of Energy sites. Additionally, efforts are underway to explore the use of SLiM(TM) in the specialty chemical and pharmaceutical industries where the value of recoverable products is significantly higher. The Company continues to work with customers to characterize their waste streams and determine the best means to integrate SLiM(TM) into their plants treatment facilities.

         RESEARCH & DEVELOPMENT. The Company's R&D effort focuses on (1) increasing membrane efficiency, (2) increasing the number of substances that can be extracted to expand application of the SLiM(TM) technology (e.g. specialty chemicals, pharmaceuticals), and (3) characterizing customer waste streams to validate legitimate sales targets.

         OPERATIONS. The Company works with outside vendors to supply and manufacture the SLiM(TM) equipment. Equipment is engineered, constructed, and tested under the Company's supervision. The Company has excellent relations with its vendors and foresees no supply problems. The installation effort at Hawkins Point went smoothly and the company anticipates no unusual problems during the commissioning stage.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1998 Compared to Three and Six Months Ended June 30, 1997

         In the first and second quarters of 1998, the Company incurred $192 and $501 of cost of sales relating to the Port of Baltimore contracts. These costs include labor and fringes, subcontractor costs, travel costs and material purchases in connection with the start up operations of the contracts. The Company has considered these costs to be non-recoverable and therefore has recorded them in the quarter incurred.

         For the three and six months ended June 30, 1998, the Company incurred $240 and $369 of research and development costs as compared to $460 and $572 for the three and six months ended June 30, 1997. The decrease is due to efforts to commercialize the Company's technology. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses for the three and six months ended June 30, 1998 were $345 and $736, as compared to $569 and $931 for the three and six months ended June 30, 1997. The decrease was primarily due to certain costs incurred by the Company in conjunction with its IPO in April, 1997 and relocation costs for employees not duplicated in 1998.

         Sales and marketing expenses for the three and six months ended June 30, 1998 were $148 and $265, as compared to $51 and $51 for the three and six months ended June 30, 1997. The increase is due to the Company's efforts to introduce its technology into the marketplace.

         For the three and six months ended June 30, 1998, the Company was charged $158 and $388 by Applied as a management fee, as compared to $705 and $705 for the three and six months ended June 30, 1997. This fee represents the Company's pro rata portion of expenses related to wages and salaries, rent, and other administrative expenses related to its executive offices in New York and its marketing office in Virginia. The decrease resulted from lower allocated overhead expenses from Applied to the Company pursuant to a change in the intercorporate services agreement between Applied and the Company.

         Interest income was $29 and $82 for the three and six months ended June 30, 1998, as compared to $99 and $99 for the three and six months ended June 30, 1997. The decrease resulted from the continued use of the proceeds of the Company's initial public offering since April 1997.

         The Company has sustained losses of $1,151 and $2,354 for the three and six months ended June 30, 1998, as compared to $1,754 and $2,318 for the three and six months ended June 30, 1997. Substantially all of the Company's losses are attributable to the prior emphasis on research and development activities and the recent efforts to commercialize the Company's technology.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1998, the Company had working capital of $1,509, as compared to $4,462 as of December 31, 1997. The decrease in working capital is primarily the result of the six month loss of $2,354, purchase of equipment of $475 and the payment of $300 in dividends on its preferred stock. This working capital should fund the Company's operations through December 31, 1998. Before that date, the Company will have to complete a financing to obtain the funds necessary to reach commercial operating status. The Company is currently evaluating various financing options.

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


NET OPERATING LOSSES

         The Company has net operating loss carryforwards which expire in the years 2000 through 2011. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable.

         A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

FORWARD LOOKING STATEMENTS

         The Company, or its executive officers and directors on behalf of the Company, may from time to time make "forward-looking statements" within the meaning of the Securities Act of 1933, as amended (the "Securities Act") and the Securities Exchange Act of 1934, as amended (the "Exchange Act" and together with the Securities Act, the "Acts"). The Company is filing this Quarterly Report on Form 10-Q to avail itself of the safe harbor provided in the Acts with respect to any such (i) forward-looking statements that may be contained in the Company's reports and other documents filed with the Securities and Exchange Commission under sections 13 or 15(d) of the Exchange Act and (ii) oral forward-looking statements made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. Such forward-looking statements could involve, among other things, statements regarding the Company's intent, belief or expectation with respect to (i) the Company's results of operations and financial condition, (ii) the consummation of acquisition and financing transactions and the effect thereof on the Company's business, and (iii) the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions and would be based on facts and conditions as they exist at the time such statements are made. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; foreign and domestic competition; product demand and industry pricing; cost of compliance with environmental regulations; and management's estimates of niche market data. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

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

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 3, 1998, the Company conducted its 1998 Annual Meeting of Stockholders (the "Annual Meeting"). As of the record date of April 27, 1998, there were 11,515,575 shares of Company Common Stock eligible to vote. Of these shares, 11,114,475, (96.5%) were represented either in person or by proxy at the Annual Meeting. The following matters were submitted to a vote at the Annual Meeting with the following results:

(a) Election of Directors: Each of the following nominees for election to the Board of Directors of the Company were elected by an affirmative vote of 11,110,175 shares, or 96.5% of all eligible shares: Paul E. Hannesson, Bentley J. Blum, Kenneth L. Adelman, Ph.D., Herbert A. Cohen, David L. Mitchell, and William R. Toller. 1,000 shares were "withheld" with respect to each of the foregoing nominees; 3,300 shares "abstained;" and no shares were represented as "broker non-votes."

(b) Ratification of Independent Auditors: By an affirmative vote of 11,113,475 shares, 96.5% of all eligible shares, the stockholders of the Company ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. No shares were voted "against" approval of this proposal; 1,000 shares "abstained;" and no shares were represented as "broker non-votes."


ITEM 5.  OTHER EVENTS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - none

         (b)      Reports on Form 8-K  -

                  The Company filed a Current Report on Form 8-K, dated May 27, 1998, regarding the death of the Company's president, Mr. Kenneth J. Houle, and the announcement of the interim president, Mr. Carl O. Magnell.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATE:    AUGUST 13, 1998          COMMODORE SEPARATION TECHNOLOGIES, INC.
                            (REGISTRANT)


                            BY       /s/ WILLIAM E. INGRAM
                              -----------------------------------------------
                              WILLIAM E. INGRAM - VICE PRESIDENT AND CONTROLLER, (AS BOTH A DULY AUTHORIZED OFFICER OF THE REGISTRANT AND THE PRINCIPAL FINANCIAL
                              OFFICER OR CHIEF ACCOUNTING OFFICER OF THE
                              REGISTRANT)

                                 EXHIBIT INDEX
                                 -------------

Exhibit 27               Financial Data Schedule