Form 10-Q
period 1998-09-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1998-11-12
CIK 1022381

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

  X               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----             SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                            OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----             THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22291

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                                 11-3299195
          --------                                                 ----------
(STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)


   3240 TOWN POINT DRIVE, SUITE 200
         KENNESAW, GEORGIA                                          30144
         -----------------                                          -----
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                           (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (770) 422-1518.
                                                      ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No    .
                                             ---   ---
     The number of shares the common stock outstanding at November 11, 1998 was 11,515,575.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                    FORM 10-Q

                                      INDEX



                                                                                               PAGE NO.
                                                                                               --------
PART I.    FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3


Item 1.    Financial Statements (Unaudited)

           Condensed Balance Sheet -
               September 30, 1998 and December 31, 1997. . . . . . . . . . . . . . . . . . . .    3

           Condensed Statement of Operations -
               Three months ended September 30, 1998 and 1997,
               Nine months ended September 30, 1998 and 1997 and
               Cumulative Amounts Since Inception
               (November 15, 1995) to September 30, 1998 . . . . . . . . . . . . . . . . . . .    5

           Condensed Statement of Cash Flows -
               Nine months ended September 30, 1998 and
               September 30, 1997 and Cumulative Amount Since
               Inception (November 15, 1995) to September 30, 1998 . . . . . . . . . . . . . .    6

           Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . .    7

Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . .    9

PART II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .   13

SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             CONDENSED BALANCE SHEET
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            SEPTEMBER 30,     DECEMBER 31,
                ASSETS                                          1998             1997
                                                            -------------     ------------
                                                             (unaudited)

Current Assets:
   Cash and cash equivalents                                $        715     $      4,951
   Notes and advances to related parties                               2               17
   Restricted cash                                                   210               88
   Inventory                                                         631              360
   Prepaid assets and other current assets                             1               41
                                                            ------------     ------------
      Total Current Assets                                         1,559            5,457

Property and equipment, net                                        1,494            1,036
Intangible assets, net                                               184              167
                                                            ------------     ------------
      Total Assets                                          $      3,237     $      6,660
                                                            ============     ============








                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                       CONDENSED BALANCE SHEET -- (CONT'D)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           SEPTEMBER 30,    DECEMBER 31,
                         LIABILITIES AND                       1998             1997
                      STOCKHOLDERS' EQUITY                 -------------    ------------
                                                            (unaudited)
Current Liabilities:
        Accounts payable                                    $       93      $      405
        Accrued liabilities                                        183             328
        Due to related parties                                     367             262
        Deposits - Contracts in progress                           450              --
                                                            ----------      ----------
               Total Current Liabilities                         1,093             995

Capital Lease Obligation                                             6              13


Stockholders' Equity:
        Preferred stock, par value $0.001 per share,
           10% non-cumulative, 5,000,000 shares
           authorized, 600,000 shares issued and
           outstanding                                               1               1
        Common stock, par value $0.001 per share,
           50,000,000 shares authorized, and
           11,515,575 and 11,503,650 shares
           issued and outstanding, respectively                     12              11
        Additional paid-in capital                              11,363          11,638
        Deficit accumulated during development stage            (9,238)         (5,998)
                                                            ----------      ----------
               Total stockholders' equity                        2,138           5,652
                                                            ----------      ----------
        Total Liabilities and Stockholders' Equity          $    3,237      $    6,660
                                                            ==========      ==========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONDENSED STATEMENT OF OPERATIONS
            (UNAUDITED - DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                                    CUMULATIVE
                                                                                                   AMOUNT SINCE
                                                                                                    INCEPTION
                                              THREE MONTHS ENDED           NINE MONTHS ENDED   (NOV. 15, 1995) TO
                                             SEPT 30,      SEPT 30,      SEPT 30,      SEPT 30,   SEPTEMBER 30,
                                               1998          1997          1998          1997          1998
                                             --------      --------      --------      --------      --------
Costs and expenses:


        Cost of sales                        $    148      $     --      $    649      $     50      $    649
        Research and development                  151           308           520           880         2,373
        General and administrative                261           412           997         1,343         3,232
        Depreciation and amortization             110            57           287           157           539
        Corporate overhead expenses               141           614           529         1,319         2,144
        Sales and marketing                       105           121           370           172           651
        Licensing fee                              --            --            --            --            50
                                             --------      --------      --------      --------      --------

                Total costs and expenses          916         1,512         3,352         3,921         9,638
                                             --------      --------      --------      --------      --------

Other income (expense):
        Interest income                            12           112            94           211           388
        Interest expense                           --            --            --            (8)          (14)
        Other income                               19            --            19            --            26
                                             --------      --------      --------      --------      --------
Loss before income taxes                         (885)       (1,400)       (3,239)       (3,718)       (9,238)

        Income tax expense                         --            --            --            --            --
                                             --------      --------      --------      --------      --------
Net loss                                     $   (885)     $ (1,400)     $ (3,239)     $ (3,718)     $ (9,238)
                                             ========      ========      ========      ========      ========
Net loss per share                           $   (.08)     $   (.12)     $   (.28)     $   (.35)
                                             ========      ========      ========      ========

Number of weighted average shares
  outstanding (000's)                          11,516        11,125        11,514        10,643
                                             ========      ========      ========      ========






                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONDENSED STATEMENT OF CASH FLOWS
            (UNAUDITED-DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                 CUMULATIVE
                                                                                                AMOUNT SINCE
                                                                                                 INCEPTION
                                                                       NINE MONTHS ENDED     (NOV 15, 1995) TO
                                                                     SEPT 30,     SEPT 30,        SEPT 30,
                                                                      1998          1997            1998
                                                                    --------      --------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                                           $ (3,239)     $ (3,718)     $   (9,238)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
     Depreciation and amortization                                       287           157             539
     Issuance of common stock                                             25            --              35
     Changes in assets and liabilities:
           Accounts payable                                             (312)          222              93
           Accrued liabilities                                          (144)           57             183
           Deposits - contracts in progress                              450            --             450
           Restricted cash                                              (122)           --            (210)
           Inventory                                                    (271)           --            (631)
           Accounts receivable                                            --             1              --
           Receivables from related party                                 15           (20)             (2)
           Other assets                                                   40           174              (1)
                                                                    --------      --------      ----------
           Net cash used in operating activities                      (3,271)       (3,127)         (8,782)
                                                                    --------      --------      ----------
CASH FLOW  FROM INVESTING ACTIVITIES:

    Purchase and construction of equipment                              (735)       (1,096)         (2,020)
    Acquisition of intangible assets                                     (28)          (84)           (196)
                                                                    --------      --------      ----------
           Net cash used in investing activities:                       (763)       (1,180)         (2,216)
                                                                    --------      --------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from sale of common stock and warrants                      --         6,109           6,109
     Proceeds from sale of preferred stock and warrants                   --         4,978           4,978
     Preferred stock dividend                                           (300)         (288)           (738)
     Borrowings (repayments) from/to stockholder                         105           395             367
     Collection of subscription receivable                                --            --              15
     Contributed capital                                                  --            --             976
     Increase(decrease) in capital lease obligation                       (7)           16               6
                                                                    --------      --------      ----------
            Net cash provided by (used in) financing activities         (202)       11,210          11,713
                                                                    --------      --------      ----------
Increase (decrease) in cash                                           (4,236)        6,903             715
     Cash at beginning of period                                       4,951            99              --
                                                                    --------      --------      ----------
Cash, end of period                                                 $    715      $  7,002      $      715
                                                                    ========      ========      ==========

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                               SEPTEMBER 30, 1998

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

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

On July 28, 1997, the Company changed its fiscal year from June 30 to December
31.

Note B - Subsequent Events

         On September 29, 1998, Applied announced a debt restructuring and partial debt repayment. Applied announced that, subject to the receipt of a fairness opinion, it intends to transfer its 87% ownership interest in the Company to its creditor, Commodore Environmental Services, Inc. in consideration for reduction in indebtedness of $1.25 million.

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

         The Company is beginning to develop an operating history, but operations have been limited to demonstrations at customers' facilities and pilot-scale testing at the Company's Kennesaw facility. Until commercial operations have been established, the Company is subject to all of the business risks associated with a new enterprise, such as the risks of unforeseen capital requirements, market acceptance, and competitive disadvantages against larger and more established companies. During the period from November 15, 1995 (date of inception) to September 30, 1998, the Company has incurred a net loss of $9,238 and anticipates that it may continue to incur significant losses for the foreseeable future. There is no assurance as to whether or when the Company will generate material revenues or profits.

         CONTRACTS. The Company was awarded its first commercial contract (Hawkins Point) by Maryland Environmental Services in November 1997. In February 1998, the Company was awarded its second commercial (Dundalk Marine Terminal) contract by Maryland Environmental Service. These two contracts have created a $600 backlog. The Company has completed the installation of equipment at Hawkins Point and is presently waiting on Maryland Environmental Service to finish permit modifications before the equipment can go into full commercial operation. The equipment for Dundalk marine Terminal has been constructed and the Company is waiting for Maryland Environmental Service to complete its construction work before installation can proceed.

         RESEARCH & DEVELOPMENT. The Company's R&D effort focuses on (1) increasing membrane efficiency, (2) increasing the number of substances that can be extracted using SLiM(TM) technology (e.g. specialty chemicals, pharmaceuticals), and (3) characterizing customer waste streams to validate legitimate sales targets.

         OPERATIONS. The Company works with outside vendors to supply and manufacture the SLiM(TM) equipment. Equipment is engineered, constructed, and tested under the Company's supervision. The Company has excellent relations with its vendors and foresees no supply problems. The installation effort at Hawkins Point went smoothly and the Company anticipates no unusual problems during the commissioning stage. The Company expects to install the SLiM(TM) equipment at Dundalk Marine Terminal in December 1998 or January 1999.


RESULTS OF OPERATIONS

Three and Nine months Ended September 30, 1998 Compared to Three and Nine months Ended September 30, 1997

         In the three and nine months ended September 30, 1998, the Company incurred $148 and $649 of cost of sales relating to the Port of Baltimore contracts. These costs include labor and fringes, subcontractor costs, travel costs and material purchases in connection with the start up operations of the contracts. The Company has considered these costs to be non-recoverable and therefore has recorded them in the quarter incurred.

         For the three and nine months ended September 30, 1998, the Company incurred $151 and $520 of research and development costs as compared to $308 and $880 for the three and nine months ended September 30, 1997. The decrease is due to reduced efforts in research and increased efforts to commercialize the Company's technology. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses for the three and nine months ended September 30, 1998 were $261 and $997, as compared to $412 and $1,343 for the three and nine months ended September 30, 1997. The decrease was primarily due to certain costs incurred by the Company in conjunction with its IPO in April 1997 and relocation costs for employees not duplicated in 1998.

         Sales and marketing expenses for the three and nine months ended September 30, 1998 were $105 and $370, as compared to $121 and $172 for the three and nine months ended September 30, 1997. The increase between nine month periods is due to the Company's efforts to introduce its technology into the marketplace.

         For the three and nine months ended September 30, 1998, the Company was charged $141 and $529 by Applied as a management fee, as compared to $614 and $1,319 for the three and nine months ended September 30, 1997. This fee represents the Company's pro rata portion of expenses related to wages and salaries, rent, and other administrative expenses related to its executive offices in New York and its marketing office in Virginia. The decrease resulted from lower allocated overhead expenses from Applied to the Company pursuant to a change in the intercorporate services agreement between Applied and the Company.

         Interest income was $12 and $94 for the three and nine months ended September 30, 1998, as compared to $112 and $211 for the three and nine months ended September 30, 1997. The decrease resulted from the continued use of the proceeds of the Company's initial public offering since April 1997.

         The Company has sustained losses of $885 and $3,239 for the three and nine months ended September 30, 1998, as compared to $1,400 and $3,718 for the three and nine months ended September 30, 1997. Substantially all of the Company's losses are attributable to the prior emphasis on research and development activities and the recent efforts to commercialize the Company's technology.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had working capital of $465, as compared to $4,462 as of December 31, 1997. The decrease in working capital is primarily the result of the nine month loss of $3,239, purchase of equipment of $735 and the payment of $300 in dividends on its preferred stock. This working capital should fund the Company's operations through December 31, 1998. Before that date, the Company will have to complete a financing to obtain the funds necessary to reach commercial operating status. The Company is currently evaluating various financing options.

         The Company believes it has adequate capital resources to sustain its operations into the fourth quarter of 1998, subject to factors which cannot be predicted at this time and which may not be within the Company's control. While the Company believes its capital requirements for the remainder of 1998 will be met through the development of its business, the Company may be required to obtain financing through external sources. There can be no assurance that such financing will be available, or if available, that it will be on terms satisfactory to the Company.

         The Company announced that its Board of Directors has elected not to pay the quarterly dividend on its publicly traded preferred stock for the quarter ended September 30, 1998.

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

ITEM 3.  DEFAULTS AMONG SENIOR SECURITIES

         The Company did not pay $150,000 Dividends due September 30, 1998 on its preferred stock.

ITEM 4.  SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER EVENTS

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8 - K

         (a)      Exhibits - 27.1 - Financial Data Schedule

         (b)      Reports on Form 8 - K

                  A report on form 8-K was filed by the Company on July 10, 1998 in connection with the resignation of Mr. Michael D. Fullwood as an officer of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






DATE:    NOVEMBER 11, 1998          COMMODORE SEPARATION TECHNOLOGIES, INC.
                                    (REGISTRANT)


                                    BY  /s/ WILLIAM E. INGRAM
                                      ------------------------------------------
                                        WILLIAM E. INGRAM - VICE PRESIDENT AND
                                        CONTROLLER, (AS BOTH A DULY AUTHORIZED
                                        OFFICER OF THE REGISTRANT AND THE
                                        PRINCIPAL FINANCIAL OFFICER OR CHIEF
                                        ACCOUNTING OFFICER OF THE REGISTRANT)

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 27.1               Financial Data Schedule