Form 10-K
period 1998-12-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1999-04-15
CIK 1022381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                               Title of Each Class
                    Common Stock, par value $0.001 per share
  10% Senior Convertible Redeemable Preferred Stock, par value $0.001 per share
                    Redeemable Common Stock Purchase Warrants

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Non-affiliates of the registrant held shares of Common Stock as of March 26, 1999 with an aggregate market value of approximately $112,000 (based upon the average bid and asked prices of the Common Stock on March 26, 1999 as quoted by the Nasdaq SmallCap Market).

     As of March 26, 1999, 11,515,575 shares of the registrant's Common Stock were outstanding.
                                   ----------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I........................................................................1


         ITEM 1. BUSINESS.....................................................1

                    General...................................................1
                    The SLiM Technology.......................................1
                    Contracts.................................................3
                    Markets and Customers.....................................4
                    Raw Materials.............................................6
                    Backlog...................................................6
                    Research and Development..................................6
                    Intellectual Property.....................................6
                    Competition...............................................7
                    Government Regulation.....................................7
                    Environmental Matters.....................................8
                    Employees.................................................8

         ITEM 2. PROPERTIES...................................................8


         ITEM 3. LEGAL PROCEEDINGS............................................8


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........9


PART II......................................................................10


         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS......................................10

                    Market Information.......................................10
                    Dividend Information.....................................10

         ITEM 6. SELECTED FINANCIAL DATA.....................................11


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS......................13

                    General..................................................13
                    Results of Operations....................................13
                    Liquidity and Capital Resources..........................15
                    Net Operating Losses.....................................16
                    Year 2000 Considerations.................................16
                    Forward-Looking Statements...............................16
                    New Accounting Pronouncements ...........................17

         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.17


         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................17


         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE......................17


PART III.....................................................................18


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........18

                    Executive Officers and Directors.........................18
                    Key Employees............................................20
                    Board Committees.........................................21
                    Compensation of Directors................................21
                    Compliance with Section 16(a) of the Exchange Act........21

         ITEM 11. EXECUTIVE COMPENSATION.....................................23

                    Summary Compensation.....................................23
                    Stock Options............................................24
                    Employment Agreements....................................24
                    Compensation Committee Interlocks and Insider
                      Participation..........................................25
                    Report of the Compensation Committee on Executive
                      Compensation...........................................25

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT...............................................29


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............30

                    Organization and Capitalization of the Company...........30
                    Loans Involving Affiliates...............................31
                    Offices..................................................31
                    Services Agreement.......................................31
                    Future Transactions......................................32

PART IV......................................................................33


         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K..............................................33


SIGNATURES...................................................................36

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     Commodore Separation Technologies, Inc., a Delaware corporation (the "Company"), has developed and is in the process of commercializing its separation technology and recovery system known as SLiM(TM) (supported liquid membrane). Based on its continuing research and development program, the Company believes that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent with little or no further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

     In December 1997 and February 1998, the Company was awarded its first two commercial contracts from Maryland Environmental Service ("MES") to use its SLiM technology in connection with the removal of chromium in water leaching from waste sites at Baltimore Harbor and potentially polluting the Chesapeake Bay. Prior to these awards, the Company had performed a series of on-site
demonstrations   of  SLiM,  in  which  a  SLiM  unit,  in  a  single  feedstream passthrough, reduced the contamination level of chromium from more than 630 parts per million (ppm) to less than one ppm. Under a license agreement with Lockheed Martin Energy Research Corporation, the Company also has received the exclusive worldwide license (subject to a government use license) to use and develop its SLiM technology for separating the radionuclides, technetium and rhenium, from mixed wastes containing radioactive materials. The Company's business strategy is to pursue these and other opportunities for SLiM and to seek marketing arrangements with established engineering and environmental services firms to use SLiM.

     To finance the significant growth experienced by the Company, the Company raised a net amount equal to approximately $11,100,000 from an initial public offering of its preferred stock, common stock and warrants in April and May 1997 (the "IPO"). As of March 26, 1999, approximately 87% of the Company's common stock was owned by Commodore Environmental Services, Inc., a Delaware corporation ("Environmental"). Effective as of September 28, 1998, Commodore Applied Technologies, Inc., a Delaware Corporation ("Applied"), transferred its 87% interest in the Company to Environmental as part of a debt restructuring agreement consummated between the two companies following the completion of fairness opinions.

     The Company was incorporated in Delaware in November 1995. The Company's principal executive offices are located at 3240 Town Point Drive, Suite 200, Kennesaw, Georgia 30144, and its telephone number at that address is (770) 422-1518.

THE SLiM TECHNOLOGY

     Although SLiM uses the same basic principles as other membrane separation technologies, the Company believes that SLiM represents a significant advance in membrane separation technology in the treatment of solubilized feedstreams. SLiM acts by separating and extracting the targeted materials from the feedstream, rather than trapping the target material as the entire feedstream passes through the filter mechanism. As a result, for the first time, a single process is capable of treating a variety of elements and compounds in a variety of industrial settings, and doing so at great speed and with a high degree of effectiveness regardless of particle size and volume requirements. The Company also believes that SLiM is the first membrane separation technology which is capable, in a single process application, of selectively extracting multiple elements or compounds from a mixed process stream. The SLiM membrane modules can also be configured in various sizes and numbers and for varying capacities, and operate at ambient temperatures and pressures.

     SLiM involves passing a contaminated aqueous or gaseous feedstream through a porous, hollow fiber membrane unit or module. This module is previously loaded with chemicals whose composition varies depending on the targeted substance in the feedstream. As the feedstream enters the module, the metal or other substance to be extracted reacts with the proprietary chemical combination in the module, and the metallic or other ions are extracted through the membrane into a strip solution which is concentrated and gathered in a separate storage container. The balance of the feedstream is either recycled or simply discharged as normal effluent. In some instances, additional treatment may be required prior to discharge, or discharge may need to be made in a regulated manner. The Company believes that SLiM can be utilized in many instances for the separation and recovery of solubilized metals (e.g., chromium, cobalt, copper, zinc, strontium, calcium, nickel, cadmium, silver, mercury, platinum and lead) and, with refinement, radionuclides, gas, organics and biochemicals.

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

     Test Results

     In more than 100 laboratory and field tests to date, SLiM has demonstrated the ability to successfully separate a variety of metals and other substances from aqueous and possibly gaseous process streams. In each instance, the process stream was reduced to levels meeting federal guidelines under the Federal Clean Water Act for the disposal of the reacted process stream as normal wastewater effluent, and the recovered materials were of sufficient quantity and purity as to economically permit the reuse thereof in most commercial applications. Test results included the following:

                                                                                          Applicable
Material                       Before Treatment       After Treatment                     Federal Guideline
--------                       ----------------       ---------------                     -----------------
Metals:
     Chromium                  400 ppm                0.05 ppm (field test)               Less than 0.05 ppm
     (hexavalent)

     Zinc                      2,700 ppm              Less than 2 ppm (after 30           Less than 2 ppm
                                                      minutes)

     Cobalt                    500 ppm                Less than 1.1 ppm                   Less than 1.5 ppm

     Copper                    150 - 4,500 ppm        Less than 0.15 ppm                  Less than 1.0 ppm

     Calcium                   85 ppm                 Less than 0.15 ppm                  ------

     Nickel                    2,500 ppm              Less than 1.0 ppm (after 30         Less than 2 ppm
                                                      minutes)
Radionuclides:

     Strontium                 5 ppm                  Less than 0.01 ppm                  -----

     Some of these tests were performed on limited quantities of process streams, and there can be no assurance that the same or similar results would or could be obtained on a large-scale commercial basis or on any specific project. Other than with respect to the Company's tests involving the separation and recovery of zinc, nickel, chromium and strontium, no other tests conducted by the Company have been independently verified.

CONTRACTS

     Port of Baltimore Contracts. In November 1997, the Company was awarded its first commercial project by the State of Maryland and entered into a multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. The contract, dated as of November 25, 1997 (the "Hawkins Point Contract"), provides that the Company will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $250,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. The Company also reserved the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment was installed in 1998 and went into commercial operation in February 1999.

     In February 1998, the Company was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. The contract, dated as of February 5, 1998 (the "Dundalk Contract"), provides that the Company will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $350,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. As in the case of the Hawkins Point Contract, the Dundalk Contract provides that the Company shall have the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment has been delivered to the site. Installation is scheduled to begin in April 1999 with startup scheduled for May 1999.

     Lockheed License Agreement. In January 1997, the Company entered into a license agreement (the "Lockheed License Agreement") with Lockheed Martin Energy Research Corporation ("Lockheed Martin"), manager of the Oak Ridge National Laboratory, a United States Department of Energy national laboratory ("Oak Ridge"). Under the terms of the Lockheed License Agreement, the Company received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. The Company also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, the Company made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement, which may be terminated at any time solely by the Company, has a term which will last until the end of the life of all patents or patentable claims described in or ultimately arising out of the patent application filed jointly by the Company and three colleagues of Srinivas Kilambi, Ph.D., the Company's former Senior Vice President--Technology, who worked with him at Oak Ridge, covering their inventions related to radionuclides. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution which can be reused in various scientific or medical applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology may remediate nuclear waste water stored at the DOE's atomic energy plants in Rocky Flats, Colorado; Idaho Falls, Idaho; Paducah, Kentucky; Weldon Springs, Missouri; Frenchman Flat, Nevada; Los Alamos, New Mexico; Aiken, South Carolina; Oak Ridge, Tennessee; Pantex, Texas; and Hanford, Washington, and intends to pursue such opportunities. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

MARKETS AND CUSTOMERS

     Overview

     Based on market data compiled by the Company, the Company estimates that, as of December 31, 1998, there were approximately 7,500 companies operating metal plating and metal finishing facilities in the United States and an additional 1,500 such facilities in Canada. Based on estimated sales by these facilities, the Company believes that on average each of these facilities could utilize four or more SLiM units, if they adopted the Company's technology. Based on market data compiled by the Company, the potential market from organic and inorganic chemical companies is in excess of 4,000 companies in the United States and Canada. The Company believes that on average each of these companies could utilize two to four SLiM units, if they adopted the Company's technology. Additionally, there were more than 1,000 biochemical, bulk drug manufacturing and pharmaceutical companies operating in the United States and Canada, and based on these companies' estimated sales, the Company believes that on average the typical such company could utilize two to four SLiM units operating at substantial volumes. The Company believes that the potential international market for each of the above applications could be up to two times the size of the North American market. Federal, state and local government entities are also a potential market for the Company, particularly in the area of environmental remediation and clean-up.

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

     Environmental Remediation and Restoration. The Company believes that SLiM has significant potential for application to environmental remediation and restoration. In November 1997 and February 1998, the Company was awarded its first two commercial contracts for the removal of chromium-contaminated leachate at Baltimore Harbor. In the case of a project, such as the Baltimore Harbor project, it is expected that the remediation technology will be applied continuously over a period of many years, until the subject contamination (in the case of the Baltimore Harbor, chromium leaching from underlying soil into the aquifer) has abated for a significant period of time.

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

     Radionuclide/Mixed Waste Separation. In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons testing and energy. SLiM may have capabilities in the separation of radionuclides such as strontium, cesium, technetium and rhenium. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years. The Company anticipates pursuing this market area in collaboration with established engineering and environmental service organizations, who can provide technical and professional expertise, market presence and credibility.

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

BACKLOG

     At December 31, 1998, total backlog for the Company was approximately $600,000, as compared with a $250,000 backlog at December 31, 1997. All of such backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount, and represents work which the Company expects will be completed in the next 12 months. While the Company expects that backlog amounts will result in revenue, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

     Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company were $1,299,000 and $817,000 for the year ended December 31, 1998 and for the transition period from July 1 to December 31, 1997 (the "Transition Period"), respectively.

INTELLECTUAL PROPERTY

     In September 1997, the Company filed two U.S. patent applications and one international patent application covering the principal features of its SLiM technology. One of the patent applications covers the joint inventions of Dr. Kilambi and Lockheed Martin. The other patent application and the international patent application cover the sole inventions of Dr. Kilambi. The U.S. Patent Office has decided to issue a patent for one of the two claims covering the joint inventions of Dr. Kilambi and Lockhead Martin. The other claim will be separated from the original application and filed as a separate patent application. Based on comments provided by the U.S. Patent Office, the Company has decided to abandon the two patent applications covering the sole inventions of Dr. Kilambi. In January 1999, the

Company filed a U.S. patent application for chromium removal and recovery covering the sole invention of Dr. W.S. Winston Ho, Senior Vice President - Technology. In February 1999, the Company filed a U.S. Patent Application for using a strip dispersion technique with SLiM covering the sole invention of Dr. W.S. Winston Ho.

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

EMPLOYEES

     As of March 26, 1999, the Company had 8 full-time employees, comprising engineers, chemists and other professionals. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good. In October 1998, the Company reduced its workforce by two-thirds to better reflect its current human resource needs and to conserve cash.

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

     The Company also maintains executive offices located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and principal stockholder of Environmental and a director of the Company. Such space also serves as the principal executive offices of Environmental, Applied and certain of their affiliates.


ITEM 3.   LEGAL PROCEEDINGS.

     During the year ended December 31, 1998, and as of March 26, 1999, the Company was not involved in any litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's common stock, par value $0.001 per share ("Common Stock"), 10% Senior Convertible Preferred Stock, par value $0.001 per share ("Convertible Preferred Stock"), and Redeemable Common Stock Purchase Warrants ("Warrants") began trading publicly on April 3, 1997 at initial public offering prices of $5.00 and $10.00 per share, respectively, and $0.10 per Warrant and were traded and quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols CXOT, CXOTP and CXOTW, respectively, until February 18, 1999. At the close of business on February 18, 1999, at which time the Company's securities were delisted from the Nasdaq Stock Market because of the Company's inability to satisfy the revised maintain standards for continued listing on the Nasdaq Market System. The Company is currently listed on the OTC Bulletin Board. On March 26, 1999, there were 178 holders of record of Common Stock, one holder of record of Convertible Preferred Stock and 13 holders of record of Warrants.

     The following table sets forth, for the periods shown, the high and low bid prices of the Common Stock, Convertible Preferred Stock and Warrants (rounded to the nearest cent) as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                             Convertible
                                                Common Stock               Preferred Stock                 Warrants
                                           ----------------------      -----------------------      ----------------------
                                              High         Low           High           Low           High          Low
                                           --------      --------      ---------      --------      --------      --------
FISCAL 1997: ..............................  $ 5.00      $   2.13      $   10.00      $   7.50      $   1.88      $   0.88
Fourth Quarter(1)

TRANSITION PERIOD:
   July 1 to September 30, 1997 ...........    3.00          1.38           7.50          6.50          1.13          0.50
   October 1 to December 31, 1997 .........    3.75          1.00           7.63          2.75          1.38          0.25

FISCAL YEAR 1998
   January 1 to March 31, 1998 ............    3.50          1.63           7.50          4.13          1.25          0.31
   April 1 to June 30, 1998 ...............    2.75          1.19           5.00          2.00          0.56          0.22
   July 1 to September 30, 1998 ...........    2.00          0.06           3.00          1.13          0.34          0.02
   October 1 to December 31, 1998 .........    0.25          0.03           0.75          0.03          0.03          0.03

----------
(1) Reflects bid information for the period beginning April 3, 1997 (the date the Common Stock, Convertible Preferred Stock and Warrants began quoting on Nasdaq) through June 30, 1997.

DIVIDEND INFORMATION

     The holders of the Company's Convertible Preferred Stock are entitled to receive if, when and as declared by the Board of Directors out of funds legally available therefor, cumulative dividends at the rate of $1.00 per share per annum, quarterly on the last business day of March, June, September and December of each year, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock. On March 31 and June 30, 1998, the Company paid cash dividends to the holders of the Convertible Preferred Stock in the aggregate amounts of $150,000 and $150,000, respectively. While the Company currently intends to retain most of its earnings to finance the growth and development of its business and to repay outstanding indebtedness, the Company ceased paying cash dividends to the Holders of the Convertible Preferred Stock commencing with the Dividend for the quarter ended September 30, 1998. The Company does not anticipate that it will continue to pay similar cash dividends on its Convertible Preferred Stock in the foreseeable future.

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

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data included in the following table as of June 30, 1996 and 1997, and as of December 31, 1997 and 1998, for the period from November 15, 1995 (date of inception) to June 30, 1996, for the year ended June 30, 1997, for the six-month period ended December 31, 1997 and for the year ended December 31, 1998 are derived from the audited Financial Statements of the Company appearing elsewhere herein. The financial data for the six-month period ended December 31, 1996 is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto appearing elsewhere herein.

                                                                                         Six Months Ended
                                          November 15, 1995                                December 31,                Year Ended
                                         (date of inception)    Year Ended            -----------------------         December 31,
Statement of Operations Data (1):         to June 30, 1996    June 30, 1997           1996               1997            1998
                                          ----------------    -------------           ----               ----         ------------
                                                                                            (unaudited)
Costs and expenses ..................       $   (60,000)       $(3,265,000)       $  (857,000)       $(2,961,000)     $(3,749,000)

Revenue .............................                --              8,000              8,000                 --           19,000

Other income
  and (expense) .....................            (1,000)            86,000             (5,000)           195,000          101,000

Net loss ............................           (61,000)        (3,171,000)          (854,000)        (2,766,000)      (3,629,000)

Net loss per share--basic
   and diluted (2) ..................              (.01)              (.32)              (.09)              (.27)            (.37)

Balance Sheet Data:                        June 30, 1996      June 30, 1997    December 31, 1997  December 31, 1998
                                           -------------      -------------    -----------------  -----------------
Working capital (deficit) ...........       $   (81,000)       $ 7,817,000        $ 4,462,000        $   549,000

Total assets ........................            23,000          9,850,000          6,660,000          2,665,000

Long-term liabilities ...............                --             18,000             13,000              4,000

Deficit accumulated during
   development stage ................           (61,000)        (3,232,000)        (5,998,000)        (9,627,000)

Stockholders' equity (deficit) ......           (61,000)         8,708,000          5,652,000          2,105,000

----------

(1) The Company is a development stage company and has had limited commercial operations to date. See Note 1 of Notes to Financial Statements.

(2)  Net loss per share is  calculated on the basis of  10,000,000,  10,375,000,
     10,000,000,   11,502,000   and   11,514,000,   shares  of   Common   Stock,
     respectively, being outstanding for the periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company was organized in November 1995, and has not generated material revenues or any profits through December 31, 1998. Since its inception, the Company has been engaged principally in organizational activities, including research and development, developing a strategic operating plan, entering into contracts, hiring personnel, developing and manufacturing commercial-scale units and installing and operating units on an extended basis for demonstration or test purposes. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

     The Company has generated nominal revenues to date, but expects to generate additional revenues after the Company successfully completes the installation of SLiM units at the Port of Baltimore. During the period from November 15, 1995 (date of inception) to December 31, 1998, the Company incurred a net loss of $9,627,000. For the year ended December 31, 1998, the Company incurred a loss of $3,629,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. See "Business" and the Financial Statements and Notes thereto included elsewhere in this Annual Report.

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

RESULTS OF OPERATIONS

     Year ended December 31, 1998 compared
     to year ended December 31, 1997

     Research and development costs were $1,299,000 for the year ended December 31, 1998 as compared to $1,390,000 for the year ended December 31, 1997. During 1998, the Company began to shift its focus to commercializing the technology, thereby reducing its efforts in the research and development area and focusing on getting the technology out to potential customers. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

     General and administrative expenses were $1,096,000 for the year ended December 31, 1998 as compared to $1,800,000 for the year ended December 31, 1997. In 1998, the Company began an effort to reduce its overhead expenses and placed more of a focus on developing its technology and getting it out to customers. In October 1998, the Company reduced the number of employees from twenty-three down to eight and has reduced its reliance on corporate infrastructure.

     Depreciation and amortization increased from $234,000 in 1997 to $408,000 in 1998 as a result of the purchase and related depreciation of fixed assets. These fixed assets include SLiM units and modules used in the Company's technology process.

     Corporate overhead expenses decreased from $1,616,000 in 1997 to $529,000 in 1998 as a result of reduced reliance on corporate personnel and a decrease in other administrative expenses charged by its parent.

     Sales and marketing expense increased from $281,000 in 1997 to $417,000 in 1998 as a result of the Company's focus on getting the technology out to potential customers. In addition, the Company is trying to identify new markets for applications of its technology.

     Interest income was $101,000 in 1998 as compared to $294,000 in 1997. The Company successfully completed an initial public offering in April 1997 and through 1998 has generated interest income from the proceeds of the offering.

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

LIQUIDITY AND CAPITAL RESOURCES

     Through April 1997, the Company financed its development efforts through direct equity investments and loans from Commodore Environmental Services, Inc. ("Environmental") and Applied. From November 15, 1995 (date of inception) to December 31, 1998, the Company purchased or constructed equipment totaling $1,814,000 and has incurred patent filing and maintenance costs of $196,000. In December 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within Applied, Environmental transferred to Applied all of the then outstanding shares of capital stock of the Company and another Environmental subsidiary. In addition, Environmental assigned to Applied outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental a warrant to purchase 7,500,000 shares of Applied common stock. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."

     Effective as of September 28, 1998 Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Environmental acquired
10,000,000 shares of common stock, par value $.001 per share (the "Company Stock"), of the Company, representing approximately 87% of the issued and outstanding shares of capital stock of the Company, from Applied, as part of a debt repayment plan between Environmental and Applied. The transaction was consummated on December 25, 1998. Environmental currently owns approximately 35% of the outstanding shares of Applied common stock. Bentley J. Blum, a director of Environmental and the owner of approximately 49% of the outstanding shares of Environmental common stock, is also a director of Applied and the Company.

     By virtue of the foregoing transaction, the Company has become the direct, 87%-owned subsidiary of Environmental. Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of Applied and the Chairman of the Board and Chief Executive Officer of the Company, and James M. DeAngelis, the Vice President--Finance and Treasurer of Applied and the Vice President--Sales & Marketing of the Company, will maintain their current management positions in the Company. The acquisition of the Company by Environmental will be accounted for under the purchase method of accounting.


     The Company has sustained losses of $3,629,000, $2,766,000 and $3,171,000 for the year ended December 31, 1998, for the six months ended December 31, 1997 and for the year ended June 30, 1997, respectively. The Company had no significant revenues during the period from November 15, 1995 (date of inception) to December 31, 1998. Substantially all of the Company's losses are attributable to the expenses detailed above. At December 31, 1998 and 1997, and June 30, 1997, the Company had working capital of $549,000, $4,462,000 and $7,817,000, respectively, and stockholders' equity of $2,105,000, $5,652,000 and $8,708,000, respectively. The Company's decrease in working capital and stockholders' equity from June 30, 1997 to December 31, 1998 is principally due to the net loss for the period and dividends paid on the Company's Convertible Preferred Stock.

     While the Company believes its capital requirements for the remainder of 1999 will be met through the development of its business, the Company will be required to obtain financing through external sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. In the event such external financing is not available on terms acceptable to the Company, the Company may be able to obtain interim financing from Environmental, the owner of 87% of the outstanding shares of Common Stock. There can be no assurance, however, that the Company will be able to obtain any financing from Environmental.

     Letter of Intent

     The Company signed a non-binding letter of intent on February 2, 1999 to merge with and into American Technologies Group, Inc. ("ATEG"). ATEG is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies, concentrating in three core areas: (i) IE(TM) technology, (ii) water purification and (iii) high-energy particle beams.

NET OPERATING LOSSES

     At December 31, 1998, the Company had tax loss carryforwards of approximately $9,627,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

YEAR 2000 CONSIDERATIONS

     Many existing computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish between years beginning with "19" from those beginning with "20." As a result, in less than one year, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. If uncorrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The Company believes that its mainframe database and operating systems are year 2000 compliant, meaning that they may be able to operate without error in dates and date-related data, including calculating, comparing, indexing and sequencing, prior to, on and after January 1, 2000. However, certain of the Company's software applications utilized to bill customers and maintain finance and accounting records are coded using two digits rather than four to define the applicable year. The Company is working with its major software vendor to assure that proper modifications will be made to such applications and anticipates such modifications to be completed by June 1999. The Company also relies, directly and indirectly, on external systems of its customers (primarily U.S. government agencies and contractors), suppliers, creditors, financial organizations and governmental entities. Consequently, the Company could be affected through the disruptions in the operations of the enterprises with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by year 2000 issues as companies expend significant resources to make their current systems year 2000 compliant.

     The Company has not quantified the total costs required to become year 2000 compliant, but does not expect that the cost of addressing any year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. As of December 31, 1998, the total costs incurred to address the Company's year 2000 issues have not been material (approximately $150.00). However, if the Company, its customers or vendors encounter any unanticipated delays in, or costs associated with, the resolution of any year 2000 issue, the Company's business, financial condition and results of operations could be materially adversely affected. Accordingly, the Company plans to devote the necessary resources to becoming year 2000 compliant in a timely manner and intends to create a contingency plan by July 1999 to handle any year 2000 problems.

FORWARD-LOOKING STATEMENTS

     Certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenues and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Company are included on pages F-1 through F-20 of this Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     During the fiscal year ended December 31, 1998, there were no disagreements between the Company and its independent accountants, PricewaterhouseCoopers LLP, on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner + Co., would have caused Tanner + Co. to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

     The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 26, 1999, are as follows:

Name                         Age       Position
----                         ---       --------
Paul E. Hannesson.........   58        Chairman of the Board and
                                         Chief Executive Officer

Carl  O. Magnell .........   56        President and Chief Operating Officer

James M. DeAngelis........   38        Senior Vice President - Sales & Marketing

W.S. Winston Ho ..........   55        Senior Vice President - Technology

Bentley J. Blum...........   57        Director

Kenneth L. Adelman, Ph.D..   50        Director

David L. Mitchell.........   77        Director

William R. Toller.........   67        Director

Herbert A. Cohen..........   65        Director

----------
     Paul E. Hannesson has been a director of the Company since its inception, served as its Chairman of the Board from November 1995 to January 1997, and was re-appointed Chairman of the Board and appointed Chief Executive Officer in May 1997. Mr. Hannesson has been a director of Applied since March 1996 and was appointed Chairman of the Board in November 1996. Mr. Hannesson also served as Chief Executive Officer of Applied from March to October 1996 and as President of Applied from March to September 1996, and was re-appointed Chief Executive Officer of Applied in November 1996 and President in May 1997. Mr. Hannesson has been a director of Environmental since February 1993 and was appointed its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of Environmental from February 1993 to July 1996 and was re-appointed President in May 1997. Mr. Hannesson also currently serves as the Chairman of the Board and Chief Executive Officer of Commodore Solution Technologies, Inc., a wholly owned, subsidiary of Applied ("Solution"), and Commodore CFC Technologies, Inc., a wholly-owned subsidiary of Applied ("CFC Technologies"). Mr. Hannesson was a private investor and business consultant, from 1990 to 1993, and was also an officer and director of Specialty Retail Services, Inc., from 1989 to August 1991. He also served as Chairman of the Board of Lanxide Corporation, a company which specializes in the manufacture of ceramic bonding and refractory materials. ("Lanxide"), from 1983 to February 1998. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

     Carl O. Magnell, P.E. has served as President of the Company since May 1998, succeeding Kenneth J. Houle, former President and Chief Operating Officer, upon Mr. Houle's death in May 1998. Mr. Magnell also served as Vice President of Applied from June 1996, was appointed Vice President - Technology & Business Development of Applied in June 1997 and from February 1998 until April 1998 served as Vice President - Technology and Sales & Sales of Applied. Mr. Magnell also served as Vice President of Environmental from September 1995 to June 1996. From 1992 to 1995, Mr. Magnell served as Director of Research for Civil Engineering Research Foundation (an industry-sponsored engineering research group), and from 1964 to 1992 Mr. Magnell served in various engineering capacities with the U.S. Army Corps of Engineers. Mr. Magnell holds a B.S. degree from the United States Military Academy, and an M.S. in civil engineering and political science from the Massachusetts Institute of Technology.

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

     W.S. Winston Ho was appointed Senior Vice President--Technology of Separation in May 1998. Dr. Ho is considered one of the world's foremost experts in the development and commercialization of membrane technology, with over 27 years of research and development experience. Prior to joining Separation, Dr. Ho served in various positions with Exxon Research and Engineering Company from 1997 to 1984, and from 1984 to April 1998 he served as its Senior Engineering Associate. Dr. Ho served as Chairman of the Separations Division of the American Institute of Chemical Engineers ("AIChE") in 1997 and currently serves as its Meeting Program Chairman for the AIChE 2000 Spring National Meeting in Atlanta, Georgia. A New Jersey Inventor of the Year in 1991, Dr. Ho holds more than 40 United States patents in membrane and separation processes. He is co-author and editor of Membrane Handbook, the preeminent book on membranes, for which he and his co-author received the Professional and Scholarly Publishing Award for the most outstanding engineering work in 1993. A native of Taiwan, Dr. Ho holds an undergraduate degree from National Taiwan University and a Masters degree and Ph.D. in chemical engineering from the University of Illinois at Urbana-Champaign.

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

KEY EMPLOYEES

     The names and ages of the key employees of the Company, and their positions with the Company as of March 26, 1999, are as follows:

Name                                Age   Position
----                                ---   --------
Michael D. Kiehnau, P.E......       37    Vice President--Finance & Operations

Andrew P. Oddi...............       37    Vice President and Treasurer


----------

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

BOARD COMMITTEES

     The Company's Board of Directors has (i) an Audit Committee, (ii) a Compensation, Stock Option and Benefits Committee and (iii) an Executive and Finance Committee. The responsibilities of the Audit Committee, which, as of March 26, 1999, was composed of David L. Mitchell (Chairman), Herbert A. Cohen and William R. Toller, include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits,
reviewing  with  the  independent   accountants  and  management  the  Company's
accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company. The Compensation, Stock Option and Benefits Committee, which, as of March 26, 1999, was composed of William R. Toller (Chairman), David L. Mitchell and Herbert A. Cohen, has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1996 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1996 Stock Option Plan) of options which may be granted under the 1996 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans. The Executive and Finance Committee was composed of Paul E. Hannesson, Bentley J. Blum and William R. Toller as of March 26, 1999, and has the authority and responsibility of the full Board of Directors to supervise and oversee the financial practices and policies of the Company, to oversee the adoption of significant accounting policies, and to manage the Company between meetings of the Board of Directors, subject to certain limitations. The Executive and Finance Committee also has the authority and responsibility for making recommendations to the Board of Directors regarding nominees to serve as directors of the Company.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1998, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1999, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the shares of Common Stock of the Company failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION

     The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during the fiscal year ended December 31, 1998, the Transition Period and for the fiscal year ended June 30, 1997 to the person serving as the Company's current Chief Executive Officer, to each of the Company's most highly compensated executive officers other than the Chief Executive Offer whose total salary and bonus compensation exceeded $100,000 during any such period.

                                                     Summary Compensation Table

                                                 Annual Compensation                           Long-Term Compensation
                                                 -------------------                           ----------------------

                                                                           Other                   Securities
                                                                           Annual    Restricted      Under-             All Other
                                                                           Compen-     Stock         lying       LTIP    Compen-
   Name and Principal                         Salary           Bonus       sation      Award(s)     Options     Payouts   sation
       Position                    Year        ($)              ($)         ($)         ($)           (#)         ($)      ($)
------------------------           ----       ------           -----       ------    ----------    ----------   ------- ---------
Paul E. Hannesson                  1998       94,504(3)          -0-       2,610(5)     -0-         280,000       -0-      -0-
Chief Executive Officer            1997(1)    80,067(3)       20,270(4)    4,865(5)     -0-             -0-       -0-      -0-
                                   1997(2)    49,375(3)       12,500(4)    3,000(5)     -0-         175,000       -0-      -0-

James M. DeAngelis                 1998      107,005             -0-         -0-        -0-         187,500       -0-      -0-
Senior Vice President              1997(1)    72,500          20,500         -0-        -0-             -0-       -0-      -0-
                                   1997(2)   120,833          20,500         -0-        -0-         101,250       -0-      -0-

Kenneth J. Houle(7)                1998      100,243             -0-         -0-        -0-             -0-       -0-      -0-
Former President & Chief           1997(1)    90,000          27,000         -0-        -0-             -0-       -0-      -0-
Operating Officer                  1997(2)    77,596(6)       27,000         -0-        -0-         100,000       -0-      -0-

----------
(1) On July 28, 1997, the Company changed its fiscal year-end from June 30 to December 31. Information is for the Transition Period from July 1 to December 31, 1997.

(2) Information is presented for the Company's fiscal year ending on June 30, 1997.

(3) Represents the amount of Mr. Hannesson's base salary allocated to the Company for such period. Mr. Hannesson's total base salary for calendar years 1998 and 1997 were $434,500 and $395,000, respectively. Certain portions of such base salary were also allocated to Applied and Environmental. See "Certain Relationships and Related Transactions--Services Agreement."

(4) Represents the amount of Mr. Hannesson's annual incentive bonus allocated to the Company for such period. Mr. Hannesson's total annual incentive bonus for calendar year 1997 was $100,000. Certain portions of such annual incentive bonus were also allocated to Applied and Environmental.

(5) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company for such period. Mr. Hannesson's total automobile allowance for calendar years 1998 and 1997 was $12,000 and $24,000, respectively. Certain portions of such automobile allowance were also allocated to Applied and Environmental.

(6) Represents the amount of salary paid to Mr. Houle from January 27, 1997 (the date on which Mr. Houle was elected President and Chief Operating Officer) to June 30, 1997.

(7)  Mr. Houle passed away in May 1998.

STOCK OPTIONS

     The following table sets forth certain information concerning options granted during the year ended December 31, 1998 to the individuals listed in the Summary Compensation Table pursuant to the Company's 1998 Stock Option Plan (the "Plan"). The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 1998.

                        Option Grants in Last Fiscal Year

                                                         Individual Grants
                                 ----------------------------------------------------------------
                                                     Percent of                                       Potential Realizable Value at
                                 Number of              Total                                            Assumed Annual Rates of
                                 Securities            Options                                        Stock Price Appreciation for
                                 Underlying            Granted          Exercise of                            Option Term
                                  Options           To Employees        Base Price     Expiration    -------------------------------
          Name                   Granted (#)      In Fiscal Year(2)       ($/Sh)          Date         5% ($)              10% ($)
          ----                   -----------      -----------------     -----------    ----------    ----------          -----------
    Paul E. Hannesson            280,000(1)             19.2%             0.9375        12/15/08       16,492              41,804

    James M. DeAngelis           187,500(1)             12.8%             0.9375        12/15/08       11,044              27,994

----------
(1) Options to purchase 280,000 and 187,500 shares of Common Stock were granted to Mr. Hannesson and Mr. DeAngelis, respectively, on December 15, 1998 pursuant to the Plan. The foregoing options were granted to Messrs. Hannesson and DeAngelis in partial consideration of the surrender and cancellation, as of December 15, 1998, of 175,000 options and 101,250 options granted to Mr. Hannesson and Mr. DeAngelis, respectively, under the Company's 1996 Stock Option Plan which was terminated. The options granted on December 15, 1998 are exercisable by Messrs. Hannesson and Mr. DeAngelis each at the rate of 60% on the date of grant and 40% on December 15, 1999 and, unless exercised, expire on December 15, 2008 (subject to prior termination in accordance with the applicable stock option agreements). Upon announcement of a Change in Control (pursuant to and as defined in the Plan), options not previously vested will become immediately exercisable. Upon consummation of a Change in Control, all unexercised options will terminate.

(2) Percentages based on 1,461,950 stock options granted during the year ended December 31, 1998.

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

     In June 1998, Mr. Hannesson's Employment Agreement was assigned from Environmental to Applied. On September 28, 1998, the Company was sold by Applied to Environmental and effective as of that date the costs associated with Mr. Hannesson's employment agreement ceased being allocated to the Company.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 1998 were William R. Toller (Chairman), David L. Mitchell and Herbert A. Cohen. Mr. Mitchell and Mr. Cohen constituted two-thirds of the Compensation, Stock Option and Benefits Committees of Applied at December 31, 1998. Mr. Mitchell has served as a consultant to Applied from July 15, 1997 through August 14, 1998 and received compensation in the amount of $10,000 per month for services rendered to Applied in such capacity.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The Compensation Committee was established in June 1997 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of William R. Toller (Chairman), David L. Mitchell and Herbert A. Cohen at December 31, 1998, all of whom were non-employee directors of the Company. Mr. Mitchell and Mr. Cohen also constituted two-thirds of the Compensation, Stock Option and Benefits Committee of Applied at December 31, 1998. Decisions on compensation of the executive officers of Applied were made by such individuals in their capacities as members of the Compensation, Stock Option and Benefits Committee. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. Set forth below is a report prepared by Messrs. Toller, Mitchell and Cohen in their capacities as members of the Compensation Committee at December 31, 1998, addressing the Company's compensation policies for 1998 as they affected the Company's executive officers.

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

     The key elements of the Company's executive compensation program in 1998 consisted of base salary, annual incentive compensation and long-term incentive compensation in the form of stock options. The Compensation Committee's policies with respect to each of these elements, including the basis for the compensation awarded to the Company's Chief Executive Officer, are discussed below.

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

     In 1998, total compensation was paid to executives primarily based upon the terms of their employment agreements with the Company, if any, and upon individual performance and the extent to which the business plans for their areas of responsibility were achieved or exceeded. On balance, performance goals were substantially met or exceeded and therefore compensation was paid accordingly.

     Mr. Hannesson, the Chairman of the Board and Chief Executive Officer of the Company, Solution and CFC Technologies, and the Chairman of the Board, President and Chief Executive Officer of Applied, receives annual compensation based upon, among other things, the terms of his employment agreement with Applied.

Pursuant to the terms of his employment agreement, Mr. Hannesson is entitled to receive a base salary at an annual rate of not less than $395,000 through December 31, 1997, not less than $434,500 through December 31, 1998 and not less than $477,950 through December 31, 1999 for services rendered to Applied and certain of its affiliates, including the Company.

     The amount actually received by Mr. Hannesson each year as base salary for services rendered to Applied and its affiliates, including the Company, is established by the members of the Compensation, Stock Option and Benefits Committee of Applied (the "Applied Compensation Committee"). As set forth above, one of the two members of the Applied Compensation Committee constituted one-half of the Compensation Committee of the Company's Board of Directors at December 31, 1998. In establishing Mr. Hannesson's base salary for 1998, the Applied Compensation Committee took into account the salaries of chief executive officers at other similar public companies, future objectives and challenges, and Mr. Hannesson's individual performance, contributions and leadership. The Applied Compensation Committee reviewed in detail Mr. Hannesson's achievement of his 1997 goals and his individual contributions to the Company and its affiliates. The Applied Compensation Committee concluded that he had achieved his 1997 goals and had provided a leadership role in achieving the Company's and its affiliates' strategic priorities for 1997. The Applied Compensation Committee also considered Mr. Hannesson's decisive management of operational and strategic issues, his drive to reinforce a culture of innovation and his ability and dedication to enhance the long-term value of the Company and its affiliates for their respective stockholders. In making its salary decisions with respect to Mr. Hannesson, the Applied Compensation Committee exercised its discretion and judgment based on the above factors, and no specific formula was applied to determine the weight of each factor. The salary decisions of the Applied Compensation Committee with respect to Mr. Hannesson as they specifically related to the Company were then presented to the full Compensation Committee which reviewed such decisions.

     Mr. Hannesson's base salary increased from $395,000 for calendar year 1997 to $434,500 for calendar year 1998, representing an increase of approximately 10%. Such base salary was allocated among the Company, Applied and Environmental based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies. Consequently, the Company, Applied and Environmental paid $94,504, $250,526 and $58,658, respectively, of such salary. Mr. Hannesson also received an automobile allowance of $12,000 for the 1998 calendar year, and the Company, Applied and Environmental paid $2,610, $7,770 and $1,620, respectively, of such allowance.

     Annual Incentive Bonus. Annual incentive bonuses for executive officers are intended to reflect the Compensation Committee's belief that a significant portion of the annual compensation of each executive officer should be contingent upon the performance of the Company.

     For 1998, no incentive bonuses were paid to any officers or employees.

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

     Pursuant to his employment agreement with Environmental, Mr. Hannesson is eligible to receive incentive compensation of up to $225,000 per year for achieving certain of the performance goals set forth above. For the year ended December 1998, no bonuses were awarded. For the 1997 calendar year, Mr. Hannesson was awarded an incentive bonus of $100,000. Such bonus was allocated among the Company, Applied and Environmental based upon the amount of time and effort devoted by Mr. Hannesson to the respective businesses of such companies.

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

     A total of 1,461,950 stock options were granted in 1998 pursuant to the Plan, 280,000 of which were granted to Mr. Hannesson and 187,500 of which were granted to Mr. DeAngelis. The number of stock options granted in 1998 were determined by reference to the long-term compensation for comparable positions at other similar public companies and based upon an assessment of individual performance.

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


                               COMPENSATION, STOCK OPTION AND BENEFITS COMMITTEE
                                                    William R. Toller (Chairman)
                                                               David L. Mitchell
                                                                Herbert A. Cohen

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 26, 1999 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                  Number of Shares of        Percentage of Outstanding
Name and Address                               Common Stock Beneficially           Common Stock
of Beneficial Owner(1)                                 Owned(2)                  Beneficially Owned
----------------------                                 --------                  ------------------
Commodore Environmental Services, Inc. .........     10,000,000                      86.8%
Bentley J. Blum(3) .............................     10,050,000                      86.9%
Paul E. Hannesson(4) ...........................      1,166,971                      10.0%
James M. DeAngelis(5) ..........................        206,862                       1.8%
Kenneth L. Adelman(6) ..........................         80,450                         *
David L. Mitchell(7) ...........................         50,000                         *
William R. Toller(8) ...........................         50,000                         *
Herbert A. Cohen(9) ............................         50,000                         *
W. S. Winston Ho(10) ...........................         37,500                         *
All executive officers and directors
as a group (8 persons) .........................     11,691,783                      87.7%

----------
*    Percentage ownership is less than 1%.

(1) The address of each of Commodore Environmental Services, Inc., Bentley J. Blum, Paul E. Hannesson, Kenneth L. Adelman, Ph.D., David L. Mitchell, William R. Toller and Herbert A. Cohen is 150 East 58th Street, Suite 3400, New York, New York 10155. The address of James M. DeAngelis is 3240 Town Point Drive, Suite 200, Kennesaw, Georgia 30144. The address of Andrew P. Oddi is 40 Cutter Mill Road, Suite 201, Great Neck, New York 11021. Bentley
     J. Blum and Paul E. Hannesson are brothers-in-law.

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

(3) Consists of: (a) 50,000 shares of the Company's Common Stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (b) Mr. Blum's indirect beneficial ownership of the Company's common stock based upon Mr. Blum's beneficial ownership of (i) 28,479,737 shares and his spouse's ownership of 2,000,000 shares of common stock of Environmental, and (ii) 4,500,000 shares of common stock of Environmental underlying currently exercisable stock options, representing together 52.0% of the outstanding shares of Environmental common stock. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

(4) Consists of: (a) 168,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan and (b) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his beneficial ownership of an aggregate of (i) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (ii)

     2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse, (iii) 500,000 shares of Environmental common stock issued to the Hannesson Family Trust in exchange for the surrender of options to purchase 950,000 shares of Environmental common stock (iv) currently exercisable options to purchase 525,705 shares of Environmental common stock, representing in the aggregate 11.1% of the outstanding shares of Environmental common stock. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children.

(5) Consists of: (a) 1,000 shares of Common Stock; (b) 1,000 shares of Common Stock underlying currently exercisable warrants; (c) 112,500 shares of Common Stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company under the Plan; and (d) Mr. DeAngelis' indirect beneficial ownership of Common Stock based upon his beneficial ownership of 580,000 shares of Environmental common stock.

(6) Represents shares of Common Stock underlying currently exercisable stock options granted to Dr. Adelman by the Company under the Plan.

(7) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Mitchell by the Company under the Plan.

(8) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Toller by the Company under the Plan.

(9) Represents shares of Common Stock underlying currently exercisable stock options granted to Mr. Cohen by the Company under the Plan.

(10) Represents shares of Common Stock underlying currently exercisable stock options granted to Dr. Ho by the Company under the Plan.

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

     Effective September 28, 1998, Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Environmental, acquired
10,000,000 shares of common stock, par value $.001 per share (the "Company Stock"), of the Company, representing approximately 87% of the issued and outstanding shares of capital stock of the Company, from Applied, as part of a debt repayment plan between Environmental and Applied. The acquisition was consummated on December 25, 1998. Environmental currently owns approximately 35% of the outstanding shares of Applied common stock. Bentley J. Blum, a director of COES and the owner of approximately 49% of the outstanding shares of Environmental common stock, is also a director of Applied and the Company.

     By virtue of the foregoing transaction, the Company has become the direct, 87%-owned subsidiary of Environmental. Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of Applied and the Chairman of the Board and Chief Executive Officer of the Company, and James M. DeAngelis, the Vice President--Finance and Treasurer of Applied and the Vice President--Sales & Marketing of the Company, will maintain their current management positions in the Company. The acquisition of the Company by Environmental will be accounted for under the purchase method of accounting.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 8-K.

The following documents are filed as part of this Annual Report:

Financial Statements.                                                                                   Page No.
---------------------                                                                                   --------
         Report of Independent Accountants...........................................................     F-1

         Independent Auditor's Report................................................................     F-1A

         Balance Sheets as of December 31, 1998 and 1997.............................................     F-2

         Statements of Operations for the year ended December 31, 1998, for the six months ended December 31, 1997,
              for the year ended June 30, 1997,
              and for the period from November 15, 1995 to December 31, 1998.........................     F-3

         Statements of  Stockholders'  Equity  for the year ended  December  31, 1998, for the six months ended December  31, 1997,
              for the year ended June 30, 1997
              and for the period from November 15, 1995 to December 31, 1998.........................     F-4

         Statements of Cash Flows for the year ended  December 31, 1998, for the six months ended December 31, 1997,
              for the year ended June 30, 1997
              and for the period from November 15, 1995 to December 31, 1998.........................     F-5

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

4.2 Form of Warrant Agreement among the Company, the Representative and the Bank of New York.(5)

 4.3           Specimen Warrant Certificate.(3)

 4.4           Form of  Representative's  Warrant  Agreement between the Company
               and  the  Representative,   including  form  of  Representative's
               Warrant therein.(5)

 4.5           Specimen Convertible Preferred Stock Certificate.(3)

 4.6 Form of Certificate of Designation, Preferences and Rights of 10% Senior Convertible Redeemable Preferred Stock of the Company.(6)

*4.7 Certificate of Designation, Preferences and Rights of Series B Convertible Redeemable Preferred Stock of the Company.

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

10.15          Form of  Revolving  Credit  Agreement  between  the  Company  and
               Environmental.(5)

10.16 Employment Agreement, dated as of January 27, 1997, between the Company and Kenneth J. Houle.(4)

10.17 Employment Agreement, dated as of November 18, 1996, between Environmental and Paul E. Hannesson.(7)

10.18 Employment Agreement, dated May 7, 1997, between Environmental and Michael D. Fullwood.(7)

10.19 Equipment Lease, dated as of November 25, 1997, between the Company and Maryland Environmental Service.(8)

10.20 License Agreement, dated as of November 25, 1997, between the Company and Maryland Environmental Service.(8)

10.21 Equipment Lease, dated as of February 5, 1998, between the Company and Maryland Environmental Service.(8)

10.22 License Agreement, dated as of February 5, 1998 between the Company and Maryland Environmental Service.(8)

22.1           Subsidiaries of the Company.(1)

*27.1          Financial Data Schedule.

99.1 Debt repayment and change in control agreement, dated as of September 28, 1998 between Environmental and Applied.(9)

----------
* Filed herewith.

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

(8) Incorporated herein by reference and filed as an Exhibit to the Company's Transition Report on Form 10-K for the six months ended December 31, 1997.

(9) Incorporated herein by reference and filed as an Exhibit to the Company's Form 8-K dated December 25, 1998 and filed with the Securities and Exchange Commission on January 5, 1999.

Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 14, 1999             COMMODORE SEPARATION TECHNOLOGIES, INC.


                                  By:  /s/ Paul E. Hannesson
                                       -----------------------------------------
                                       Paul E. Hannesson, Chairman of the Board
                                       and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James M. DeAngelis                         Senior Vice President, Sales and          April 14, 1999
-----------------------------------            Marketing (principal financial and
James M. DeAngelis                             accounting officer)


/s/ Paul E. Hannesson                          Chairman of the Board and Chief           April 14, 1999
-----------------------------------            Executive Officer (principal executive
Paul E. Hannesson                              officer)


/s/ Bentley J. Blum                            Director                                  April 14, 1999
-----------------------------------
Bentley J. Blum

/s/ David L. Mitchell                          Director                                  April 14, 1999
-----------------------------------
David L. Mitchell

/s/ William R. Toller                          Director                                  April 14, 1999
-----------------------------------
William R. Toller

/s/ Kenneth L. Adelman                         Director                                  April 14, 1999
-----------------------------------
Kenneth L. Adelman, Ph.D.

/s/ Herbert A. Cohen                           Director                                  April 14, 1999
-----------------------------------
Herbert A. Cohen

                         INDEX TO FINANCIAL STATEMENTS

Financial Statements.                                                                                   Page No.
---------------------                                                                                   --------
         Report of Independent Accountants...........................................................     F-1

         Independent Auditor's Report................................................................     F-1A

         Balance Sheets as of December 31, 1998 and 1997.............................................     F-2

         Statements of Operations for the year ended December 31, 1998, for the six months ended December 31, 1997,
              for the year ended June 30, 1997,
              and for the period from November 15, 1995 to December 31, 1998.........................     F-3

         Statements of  Stockholders' Equity for the year ended December 31, 1998, for the six months ended December 31, 1997,
              for the year ended June 30, 1997
              and for the period from November 15, 1995 to December 31, 1998.........................     F-4

         Statements of Cash Flows for the year ended December 31, 1998, for the six months ended December 31, 1997,
              for the year ended June 30, 1997
              and for the period from November 15, 1995 to December 31, 1998.........................     F-5

         Notes to Financial Statements...............................................................     F-6

     All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc. (a development stage company):

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Commodore Separation Technologies, Inc. (a development stage company) at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998, the six months ended December 31, 1997, the year ended June 30, 1997 and the period from November 15, 1995 (inception) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and net cash outflows from operations. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
April 13, 1999

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Commodore Separation Technologies, Inc.


     We have audited financial statements of operations, stockholders' deficit, and cash flows for the period from November 15, 1995 (date of inception) to June 30, 1996, of Commodore Separation Technologies, Inc. (a developement stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the period from November 15, 1995 (date of inception) to June 30, 1996, of Commodore Separation Technologies, Inc. (a development stage company) in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's significant operating losses and deficits in working capital and stockholder's equity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The accompanying financial statements do not include any adjustment that might be the result from the outcome of this uncertainty.


                                  TANNER + CO.



Salt Lake City, Utah
August 1,1996


                                      F-1A

Commodore Separation Technologies, Inc.
(a development stage company)
Balance Sheets
(amounts in thousands, except shares and share data)
================================================================================

                                                                                    December 31,
                                                                               --------------------
                                                                                 1998         1997
                                     Assets
Current assets:
     Cash and cash equivalents                                                 $    209    $  4,951
     Restricted cash                                                                210          88
     Inventory, net                                                                 685         360
     Prepaid and other current assets                                                 1          58
                                                                               --------    --------
           Total current assets                                                   1,105       5,457

Property and equipment:
     Technical equipment                                                          1,411         690
     Office equipment                                                               403         388
     Leasehold improvements                                                         210         205
                                                                               --------    --------
                                                                                  2,024       1,283
     Less accumulated depreciation                                                  646         247
                                                                               --------    --------
     Net property and equipment                                                   1,378       1,036
Intangible assets, net of accumulated amortization of $14 and $5                    182         167
                                                                               --------    --------
           Total assets                                                        $  2,665    $  6,660
                                                                               ========    ========

                      Liabilities and Stockholders' Equity

Accounts payable                                                               $     23    $    405
Accrued expenses                                                                     56         328
Unearned revenue                                                                    450          --
Due to related party                                                                 27         262
                                                                               --------    --------
           Total current liabilities                                                556         995

Capital lease obligation                                                              4          13
                                                                               --------    --------
           Total liabilities                                                        560       1,008

Commitments and Contingencies                                                        --          --

Stockholders' equity:
     Preferred  stock, Series A, $.001 par value, 10% cumulative, 5,000,000 shares authorized, 600,000 shares
       issued and outstanding at December 31, 1998 and 1997, respectively             1           1
     Preferred stock, Series B, $.001 par value, 6% cumulative, 4,000 shares
       authorized, 3,570 shares issued and outstanding at December 31, 1998          --          --
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 11,515,575 and 11,503,650, shares issued
       and outstanding at December 31, 1998 and 1997, respectively                   11          11
     Additional paid in capital                                                  11,720      11,638
     Deficit accumulated during the development stage                            (9,627)     (5,998)
                                                                               --------    --------
           Total stockholders' equity                                             2,105       5,652
                                                                               --------    --------
                                                                               $  2,665    $  6,660
                                                                               ========    ========


                 See accompanying notes to financial statements.

Commodore Separation Technologies, Inc.
(a development stage company)
Statements of Operations
(amounts in thousands, except shares and share data)
================================================================================

                                                                                              Period from       Cumulative
                                                                                              November 15,     Amounts From
                                                                                                 1995          November 15,
                                                                Six Months       Year          (Date of            1995
                                              Year Ended          Ended          Ended         Inception)        (Date of
                                              December 31,     December 31,     June 30,       to June 30,     Inception) to
                                                  1998             1997           1997            1996      December 31, 1998
Costs and expenses:
     Research and development                    $  1,299        $    817        $    985        $     50        $  3,151
     General and administrative                     1,096             869           1,356              10           3,331
     Depreciation and amortization                    408             134             118              --             660
     Corporate overhead expenses                      529             911             705              --           2,145
     Sales and marketing                              417             230              51              --             698
     Licensing fee                                     --              --              50              --              50
                                                 --------        --------        --------        --------        --------

     Total costs and expenses                       3,749           2,961           3,265              60          10,035
                                                 --------        --------        --------        --------        --------

Revenue                                                19              --               8              --              27
Interest income                                       101             195              99              --             395
Interest expense                                       --              --             (13)             (1)            (14)
                                                 --------        --------        --------        --------        --------

     Net loss before income taxes                  (3,629)         (2,766)         (3,171)            (61)         (9,627)

Income taxes                                           --              --              --              --              --
                                                 --------        --------        --------        --------        --------

     Net loss                                    $ (3,629)       $ (2,766)       $ (3,171)       $    (61)       $ (9,627)
                                                 ========        ========        ========        ========        ========

Net loss per share - basic and diluted           $  (0.37)       $  (0.27)       $  (0.32)       $  (0.01)
                                                 ========        ========        ========        ========

Weighted average number of shares
     outstanding (in thousands)                    11,514          11,502          10,375          10,000
                                                 ========        ========        ========        ========

                 See accompanying notes to financial statements.

Commodore Separation Technologies, Inc.
(a development stage company)
Statement of Stockholders' Equity
(amounts in thousands, except shares and share data)
================================================================================



                                                           Preferred Stock           Preferred Stock
                                                              Series A                  Series B                 Common Stock
                                                      -----------------------   -----------------------   ------------------------
                                                         Shares      Amount        Shares       Amount      Shares         Amount
Common stock issued for cash on
     November 15, 1995 (inception) at $1 per share             --          --            --          --           100           --
Stock split of 150,000 shares for one share
     on September 5, 1996                                      --          --            --          --    14,999,900    $      15
Reverse stock split of 1.50 shares
     for one share on November 26, 1996                        --          --            --          --    (5,000,000)          (5)
Net loss for the period from
     November 15, 1995 through June 30, 1996                   --          --            --          --            --           --
                                                      -----------   ---------   -----------   ---------   -----------    ---------
Balance, June 30, 1996                                         --          --            --          --    10,000,000           10

Collection of subscription receivable                          --          --            --          --            --           --
Conversion of notes payable to capital                         --          --            --          --            --           --
Proceeds from sale of common
     stock and warrants                                        --          --            --          --     1,500,000            1
Proceeds from sale of preferred stock,
     Series A,  and warrants                              600,000   $       1            --          --            --           --
Dividend on preferred stock, Series A                          --          --            --          --            --           --
Net loss for the year ended June 30, 1997                      --          --            --          --            --           --
                                                      -----------   ---------   -----------   ---------   -----------    ---------
Balance, June 30, 1997                                    600,000           1            --          --    11,500,000           11

Issuance of common stock                                       --          --            --          --         3,650           --
Dividend on preferred stock, Series A                          --          --            --          --            --           --
Net loss for the six months
     ended December 31, 1997                                   --          --            --          --            --           --
                                                      -----------   ---------   -----------   ---------   -----------    ---------
Balance, December 31, 1997                                600,000           1            --          --    11,503,650           11

Issuance of common stock                                       --          --            --          --        11,925           --
Issuance of preferred stock, Series B                          --          --         3,570                        --           --
Gain on troubled debt restructuring                            --          --            --          --            --           --
Dividends on preferred stock, Series A                         --          --            --          --            --           --
Net loss for the year ended December 31, 1998                  --          --            --          --            --           --
                                                      -----------   ---------   -----------   ---------   -----------    ---------

Balance, December 31, 1998                                600,000   $       1         3,570   $      --    11,515,575    $      11
                                                      ===========   =========   ===========   =========   ===========    =========

                                                                                                 Deficit
                                                                                               Accumulated        Total
                                                                                 Additional    During the      Shareholders'
                                                                 Subscription      Paid in     Development        Equity
                                                                  Receivable       Capital        Stage         (Deficit)
Common stock issued for cash on
     November 15, 1995 (inception) at $1 per share                         --             --             --             --
Stock split of 150,000 shares for one share
     on September 5, 1996                                         $       (15)            --             --             --
Reverse stock split of 1.50 shares
     for one share on November 26, 1996                                    --    $         5             --             --
Net loss for the period from
     November 15, 1995 through June 30, 1996                               --             --    $       (61)   $       (61)
                                                                  -----------    -----------    -----------    -----------
Balance, June 30, 1996                                                    (15)             5            (61)           (61)

Collection of subscription receivable                                      15             --             --             15
Conversion of notes payable to capital                                     --            976             --            976
Proceeds from sale of common
     stock and warrants                                                    --          6,108             --          6,109
Proceeds from sale of preferred stock,
     Series A,  and warrants                                               --          4,977             --          4,978
Dividend on preferred stock, Series A                                      --           (138)            --           (138)
Net loss for the year ended June 30, 1997                                  --             --         (3,171)        (3,171)
                                                                  -----------    -----------    -----------    -----------
Balance, June 30, 1997                                                     --         11,928         (3,232)         8,708

Issuance of common stock                                                   --             10             --             10
Dividend on preferred stock, Series A                                      --           (300)            --           (300)
Net loss for the six months
     ended December 31, 1997                                               --             --         (2,766)        (2,766)
                                                                  -----------    -----------    -----------    -----------
Balance, December 31, 1997                                                 --         11,638         (5,998)         5,652

Issuance of common stock                                                   --             25             --             25
Issuance of preferred stock, Series B                                      --            143             --            143
Gain on troubled debt restructuring                                        --            214             --            214
Dividends on preferred stock, Series A                                     --           (300)            --           (300)
Net loss for the year ended December 31, 1998                              --             --         (3,629)        (3,629)
                                                                  -----------    -----------    -----------    -----------

Balance, December 31, 1998                                        $        --    $    11,720    $    (9,627)   $     2,105
                                                                  ===========    ===========    ===========    ===========

                 See accompanying notes to financial statements.

Commodore Separation Technologies, Inc.
(a development stage company)
Statements of Cash Flows
(amounts in thousands, except shares and share data)
================================================================================

                                                                                                      Period from      Cumulative
                                                                                                      November 15,    Amounts From
                                                                             Six Months      Year         1995        November 15,
                                                                Year Ended     Ended         Ended    (Inception)        1995
                                                               December 31,  December 31,   June 30,   to June 30,  (Inception) to
                                                                  1998          1997         1997         1996     December 31, 1998
Cash flows from operating activities:
    Net loss                                                     $ (3,629)    $ (2,766)    $ (3,171)    $    (61)    $ (9,627)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                 408          134          118           --          660
        Issuance of Common Stock for services                          25           10           --           --           35
        Gain on troubled debt restructuring (See Note 4)              214           --           --           --          214
        Changes in assets and liabilities:
        Inventory, net                                               (325)        (360)          --           --         (685)
        Accounts payable                                             (382)         117          270           18           23
        Accrued expenses                                             (272)         187          129           12           56
        Unearned revenue                                              450           --           --           --          450
        Other assets                                                   57          (10)         (48)          --           (1)
                                                                 --------     --------     --------     --------     --------

           Net cash used in operating activities                   (3,454)      (2,688)      (2,702)         (31)      (8,875)
                                                                 --------     --------     --------     --------     --------

Cash flows from investing activities:
    Acquisition of intangible assets                                  (24)        (114)         (48)         (10)        (196)
    Purchase of property and equipment                                (15)         (33)        (352)          (3)        (403)
    Acquisition of leasehold improvements                              (5)          (2)        (203)          --         (210)
    Construction of technical equipment                              (721)        (279)        (404)          (7)      (1,411)
    Increase in certificate of deposit                               (122)         (88)          --           --         (210)
                                                                 --------     --------     --------     --------     --------

           Net cash used in investing activities                     (887)        (516)      (1,007)         (20)      (2,430)
                                                                 --------     --------     --------     --------     --------

Cash flows from financing activities:
    Proceeds from sale of common stock and warrants                    --           --        6,109           --        6,109
    Proceeds from sale of preferred stock and warrants                 --           --        4,978           --        4,978
    Preferred stock dividend                                         (300)        (300)        (138)          --         (738)
    Borrowings from (repayments to) stockholder                       (92)        (433)       1,617           54        1,146
    Collection of subscription receivable                              --           --           15           --           15
    Repayment of capital lease obligation                              (9)          (5)          18           --            4
                                                                 --------     --------     --------     --------     --------

           Net cash (used in) provided by
             financing activities                                    (401)        (738)      12,599           54       11,514
                                                                 --------     --------     --------     --------     --------

(Decrease) increase in cash and cash equivalents                   (4,742)      (3,942)       8,890            3          209
Cash and cash equivalents, beginning of period                      4,951        8,893            3           --           --
                                                                 --------     --------     --------     --------     --------

Cash and cash equivalents, end of period                         $    209     $  4,951     $  8,893     $      3     $    209
                                                                 ========     ========     ========     ========     ========
Supplemental disclosure of cash flow information
    Cash paid during the period for:
      Interest                                                   $     --     $     --     $     13     $      1     $     14
                                                                 ========     ========     ========     ========     ========

      Income taxes                                               $     --     $     --     $     --     $     --     $     --
                                                                 ========     ========     ========     ========     ========

Non cash investing and financing activities:
    Issuance of preferred stock in exchange for the
      forgiveness of indebtness (See Note 4)                     $    143     $     --     $     --     $     --     $    143
                                                                 ========     ========     ========     ========     ========

    Issuance of common stock in exchange for
      subscription receivable                                    $     --     $     --     $     --     $     15     $     15
                                                                 ========     ========     ========     ========     ========

                 See accompanying notes to financial statements.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

1.   Background

     Commodore Separation Technologies, Inc. (a development stage company) (the "Company") was incorporated on November 15, 1995, under the laws of the State of Delaware. Effective February 29, 1996, the Company acquired the rights to its proprietary separation technology and entered into a royalty agreement with the inventor of the technology as described in Note 6.

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

     Effective December 2, 1996, Commodore Environmental Services, Inc. ("Environmental") transferred 100% of the capital stock of the Company and notes receivable from the Company which aggregated $976 to its then 69.3% owned subsidiary, Commodore Applied Technologies, Inc. ("Applied") in exchange for cash and a warrant to purchase shares of Applied common stock. Concurrent with this transaction, Applied contributed the notes receivable from the Company as a capital contribution. The transfer was accounted for as a transaction between entities under common control. Accordingly, the assets and liabilities of the Company were recorded at Environmental's carryover basis.

     On September 28, 1998, Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Environmental, acquired 10,000,000 shares of common stock of the Company representing approximately 87% of the issued and outstanding shares of capital stock from Applied, a 35% owned affiliate of Environmental, as part of a debt repayment plan between Environmental and Applied. Because of the outstanding publicly traded preferred stock of the Company, the resultant purchase accounting adjustments have not been recorded by the Company.

2.   Summary of Significant Accounting Policies

     Liquidity

     The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 1998, the six months ended December 31, 1997, the year ended June 30, 1997 and the period from November 15, 1995 (inception) through June 30, 1996, the Company incurred losses from operations of $3,629, $2,766, $3,171 and $61, respectively. Presently, the Company does not have sufficient cash resources to meet its requirements in 1999. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, the issuance of external debt, the sale of new shares

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     of  Company  stock  or   alternative   methods  such  as  mergers  or  sale
     transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

     Fair Value of Financial Instruments

     The fair value of  financial  instruments  is  determined  by  reference to various market data and other valuation techniques as appropriate. Financial instruments include cash, cash equivalents and restricted cash. As of December 31, 1998, recorded book value approximates fair value.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash and investments in money market funds with remaining maturities of 90 days or less at the time of purchase.

     Restricted Cash

     Restricted cash consists of certificates of deposit that act as a compensating balance for $600 of letters of credit which represent collateral for a performance bond related to the Port of Baltimore contract.

     Research and Development Expenditures

     Research  and  development   expenditures  are  charged  to  operations  as
     incurred.

     Inventory

     Inventory represents finished goods and consists of machinery and equipment built and held for sale. Inventory is recorded at historical cost per unit.

     Property and Equipment

     Property and equipment are stated at cost. Major additions and improvements are capitalized and minor replacements, maintenance and repairs which do not increase the useful lives of the assets are expensed as incurred. Depreciation and amortization are recorded using a straight-line method over estimated useful lives of the assets, which vary from two to ten years. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gain or loss is included in the statement of operations.

     Intangible Assets

     The Company has incurred costs associated with application for certain patents. These costs are capitalized and amortized over 17 years.

     Income Taxes

     Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

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

     Stock Compensation

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

     Impairment of Long-Lived Assets

     The Company periodically performs analyses on the recoverability of long-lived assets. Any excess of the carrying amount of an asset over the estimated future undiscounted cash flows associated with the asset would be recorded as an impairment loss in the statement of operations.

     Contracts

     In November 1997, the Company entered into a contract with the State of Maryland for the treatment of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. As of December 31, 1998, the Company had not yet commenced work on this contract and accordingly, had not recorded revenue related to the contract. Costs incurred in preparation for the commencement of the contract have been recorded as expenses as incurred.

     Unearned Revenue

     The Company has collected a $450 deposit related to the contract described in the preceding paragraph. Such amount has been deferred until the commencement of the contract.

     Revenue

     Revenue  recorded  during  the  development   stage  related  primarily  to
     reimbursement for certain testing procedures performed by the Company, related to the acquisition of the Port of Baltimore contracts.

     New Accounting Pronouncements

     The Company has adopted SFAS 129, "Disclosure of Information About Capital Structure." The financial statements and footnotes reflect the disclosures required under this standard.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     The Company has adopted SFAS 130, "Reporting on Comprehensive Income." During the years presented in these consolidated financial statements, the Company did not experience any other comprehensive income.

     The Company has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The financial statements and footnotes reflect the disclosures required under this new standard. Under the definitions provided in SFAS 131, the Company operates in only in one line of business.

     In June 1998, the Financial Accounting Standard Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivative instruments as either assets or liabilities on its balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction, and, if it is, the type of hedge transaction. The Company will adopt SFAS 133 by the first quarter of 2000. Due to the Company's limited use of derivative instruments, SFAS 133 is not expected to have a material effect on the financial position or results of operations of the Company.

3.   Earnings Per Share

     All earnings per share amounts reflect the implementation of SFAS 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share and requires all prior period earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

                                                                                                                       Period from
                                                                                                                       November 15,
                                                                                Six Months            Year                 1995
                                                            Year Ended            Ended               Ended            (Inception)
                                                            December 31,       December 31,          June 30,           to June 30,
                                                               1998                1997                1997                1996
                                                                           (Dollars in thousands except per share data)
                                                           ------------------------------------------------------------------------
Net loss                                                   $     (3,629)       $     (2,766)       $     (3,171)       $        (61)
Preferred stock dividends                                          (300)               (300)               (138)                 --
Dividends on Series A Preferred Stock
    (not declared)                                                 (300)                 --                  --                  --
                                                           ------------        ------------        ------------        ------------

Net loss applicable to common shareholders                 $     (4,229)       $     (3,066)       $     (3,309)       $        (61)
                                                           ------------        ------------        ------------        ------------

Weighted average common shares
    outstanding (basic)                                      11,514,000          11,502,000          10,375,000          10,000,000
Convertible Preferred Stock                                         (*)                 (*)                 (*)                  --
Warrants issued in initial public offering                          (*)                 (*)                 (*)                  --
Employee stock options                                              (*)                 (*)                 (*)                  --
                                                           ------------        ------------        ------------        ------------

Weighted average common shares
    outstanding (diluted)                                    11,514,000          11,502,000          10,375,000          10,000,000
                                                           ------------        ------------        ------------        ------------

Loss per share (basic)                                     $       (.37)       $       (.27)       $       (.32)       $       (.01)
                                                           ============        ============        ============        ============

Loss per share (diluted)                                   $       (.37)       $       (.27)       $       (.32)       $       (.01)
                                                           ============        ============        ============        ============


     (*) Due to the Company's loss from continuing operations for the year ended December 31, 1998, the six months ended December 31, 1997, the year ended June 30, 1997 and the period from November 15, 1995 (inception) to June 30, 1996, the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

4.   Related Party Transactions

     In connection with Environmental's September 1998 acquisition of 87% of the Company's common stock from Applied, Applied transferred a $357 receivable due from the Company to Environmental. In December 1998, the Company issued 3,570 shares of Series B Preferred Stock (see Note 7) valued by independent appraisal at $143 to Environmental in exchange for the forgiveness of $357 of indebtedness. Because Environmental owns 87% of the common stock of the Company, the $214 gain on troubled debt restructuring was recorded as a direct reduction in additional paid in capital.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     For the nine months ended September 30, 1998, the six months ended December 31, 1997 and the year ended June 30, 1997, the Company was charged management fees by Applied of $529, $911 and $705, respectively. This management fee is a result of allocated wages and salaries, rent, insurance (including director and officer liability insurance) and other administrative expenses. The management fees commenced in April 1997. Management fees were not charged by Environmental for the three months ended December 31, 1998.

     The Company owed uncollaterized advances of $27 and $262 to Applied as of December 31, 1998 and 1997, respectively.

     Through June 30, 1996, the Company had an unwritten agreement pursuant to which its sole stockholder provided space for the Company's New York offices at no cost, and another company under common control provided research and development facility space to the Company at no cost. Subsequent to June 30, 1996, the Company paid a monthly rent of $1 for the research and development facility.

     Pursuant to the royalty agreements with the investor of the technology, the Company caused its then parent, Commodore Environmental Services, Inc. ("Environmental"), to issue 200,000 shares of Environmental common stock to the inventor of the technology upon inception of the Company.

5.   Income Taxes

     The Company provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes. The difference between the income tax benefit at statutory rates for 1998 and 1997 and the amount presented in the financial statements is due to the change in the tax valuation allowance which offsets the income tax benefit of the operating loss.

     The provision for income taxes for results in an effective tax rate which differs from federal income tax rates as follows:

                                                                         Six Months
                                                        Year Ended         Ended                     June 30,
                                                       December 31,     December 31,        -------------------------
                                                          1998              1997              1997              1996
Expected tax benefit at federal statutory rate          $(1,234)          $  (941)          $(1,078)          $   (21)
State income tax benefits, net of federal income tax
  benefit                                                  (218)             (166)             (190)               (3)
Change in valuation allowance                             1,452             1,107             1,268                24
                                                        -------           -------           -------           -------

Income taxes                                            $    --           $    --           $    --           $    --
                                                        =======           =======           =======           =======

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     The components of the net deferred income tax as of December 31, are as follows:


                                                        Six Months
                                        Year Ended        Ended                 June 30,
                                       December 31,    December 31,      ----------------------
                                          1998            1997            1997            1996

Net operating loss carryforward          $3,851          $2,398          $1,292          $   24
Less:  Valuation allowance                3,851           2,398           1,292              24
                                         ------          ------          ------          ------

Net deferred tax asset                   $   --          $   --          $   --          $   --
                                         ======          ======          ======          ======


     The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. As of December 1998 and 1997, the Company has established a valuation allowance for the entire amount of net deferred tax assets.

     At December 31, 1998, the Company had tax loss carryforwards of approximately $9,600. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. The change in control of CST that took place in September 1998 could limit the Company's ability to utilize all existing tax loss carryforwards. These net operating carryforwards begin to expire in 2011.

6.   Royalty Agreements

     The Company has an agreement with a former officer of the Company pursuant to which the former officer is to receive a royalty of 2% of collected revenues from the Company's membrane separation technology directly attributable to his patentable property through December 3, 2002, except for applications related to the radionuclides technetium and rhenium, for which the former officer is entitled to receive a royalty of .66% of net sales directly attributable to his patentable property (less allowances for returns, discounts, commissions, freight and excise or other taxes).

     The Company also has a license agreement with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a U.S. Department of Energy national laboratory, for which the Company paid Lockheed Martin a $50 licensing fee during the year ended June 30, 1997. Under this agreement, Lockheed Martin is to receive a royalty of 2% of net sales of the Company's products or processes covered under the agreement (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, commencing in the third year of the agreement, an annual minimum royalty of $15. No royalties have been paid as of December 31, 1998.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

7.   Capital Structure

     On September 5, 1996, the Company amended its Certificate of Incorporation authorizing up to 5,000,000 shares of Preferred Stock, Series A, $.001 par value and up to 50,000,000 shares of Common Stock, $.001 par value. The Company also effected a stock split of 150,000 shares for one share. This increased the total number of shares of Common Stock issued and outstanding to 15,000,000 shares. On November 26, 1996, the outstanding shares were reduced to 10,000,000 based on a 1-for-1.50 reverse stock split. The financial statements have been prepared as though the above changes in stockholders' equity had occurred at November 15, 1995.

     In April 1997, the Company completed an Initial Public Offering of 1,500,000 units each consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock, and 600,000 units each consisting of one share of Convertible Preferred Stock, Series A, and a Warrant to purchase one share of Common Stock.

     Proceeds from the offering were as follows:


                                                        Common      Preferred
                                                         Units        Units

     Proceeds allocated to shares                       $5,564       $5,214
     Proceeds allocated to warrants                      2,086          846
                                                        ------       ------
              Gross proceeds                             7,650        6,060

     Less: Discount and offering expenses                1,541        1,082
                                                        ------       ------
              Net proceeds                              $6,109       $4,978
                                                        ======       ======


     The underwriter of the offering exercised its right to purchase an additional 315,000 Warrants for $32.

     Preferred Stock, Series A

     The Convertible Preferred Stock, Series A, has a par value of $.001 per share and a stated value of $10.00 per share. Cumulative dividends are payable at the rate of $1.00 per share per annum, payable quarterly, commencing June 30, 1997, when, and if declared by the Board of Directors, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock, Series A. Failure to pay any quarterly dividend will result in a reduction of the conversion price as described below.

     The Convertible Preferred Stock, Series A, is convertible into Common Stock at any time prior to redemption at a conversion rate of 1.67 shares of Common Stock for each share of Convertible Preferred Stock (an effective conversion price of $6.00 per share of Common Stock), subject to adjustment under certain circumstances, including the failure of the Company to pay a dividend on the Convertible Preferred Stock, Series A, within 30 days of a dividend payment date, which will result in each instance in a reduction of $.50 per share in the conversion price but not below $3.75 per share.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     The Company did not pay dividends on September 30, 1998 or December 31, 1998, therefore adjusting the effective conversion price from $6.00 to $5.00.

     The Convertible Preferred Stock, Series A is redeemable, in whole but not in part, by the Company upon 30 days' prior written notice after April 3, 2000 at $10.00 per share, plus accumulated and unpaid dividends, provided the closing bid price of the Common Stock for at least 20 consecutive trading days ending not more than 10 trading days prior to the date of the notice of redemption equals or exceeds $10.00 per share or, after April 3, 2001, at certain cash redemption prices plus accumulated and unpaid dividends. Accumulated and unpaid dividends at December 31, 1998 amounted to $300, an amount equal to $0.50 per share.

     The holders of Convertible Preferred Stock, Series A, have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the Convertible Preferred Stock, Series A, with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. In addition, if the company fails to pay dividends on the Convertible Preferred Stock, Series A, for four consecutive quarterly dividend payment periods, holders of Convertible Preferred Stock, Series A, voting separately as a class will be entitled to elect one director; such voting right will be terminated as of the next annual meeting of stockholders of the Company following payment of all accrued dividends.

     Upon liquidation, dissolution or winding up of the company, holders of Convertible Preferred Stock, Series A, are entitled to receive liquidation distributions equivalent to $10.00 per share (plus accumulated and unpaid dividends) before any distribution to holders of the Common Stock or any capital stock ranking junior to the convertible Preferred Stock, Series A.

     Preferred Stock, Series B

     In December  1998,  the Company  issued 3,570  shares of  Preferred  Stock,
     Series B. The Preferred Stock, Series B ranks junior to Preferred Stock, Series A and senior to Common Stock.

     The Convertible Preferred Stock, Series B, has a par value of $.001 per share and a stated value of $100.00 per share. Cumulative dividends are payable at the rate of $6.00 per share per annum, payable quarterly in arrears, commencing June 30, 1999, when, and if declared by the Board of Directors, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock, Series
     B. Failure to pay any quarterly dividend will result in a reduction of the conversion price as described below.

     The Convertible Preferred Stock, Series B is convertible into Common Stock at any time prior to redemption at a conversion rate of 666.67 shares of Common Stock for each share of Convertible Preferred Stock, Series B (an effective conversion price of $.15 per share of Common Stock), subject to adjustment under certain circumstances.

     The Convertible Preferred Stock, Series B, is redeemable, in whole but not in part, by the Company not less than 30 nor more than 60 days prior to the Business Day designated by written notice as the Redemption Date at $105.00 per share, plus accumulated and unpaid dividends.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     The holders of Convertible Preferred Stock, Series B, have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the Convertible Preferred Stock.

     Upon liquidation, dissolution or winding up of the Company, holders of Convertible Preferred Stock are entitled to receive liquidation distributions equivalent to $100 per share (plus accumulated and unpaid dividends) before any distribution to holders of the Common Stock or any capital stock ranking junior to the convertible Preferred Stock, Series B.

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

     Representative's Warrants

     In connection with the Initial Public Offering, the Company sold to the Underwriter for $.0001 per warrant, warrants to purchase from the Company up to 60,000 shares of Convertible Preferred Stock, 150,000 shares of Common Stock and/or 210,000 Warrants (the "Representative's Warrants"). The Representative's Warrants are exercisable at a price of $12.00 per share of Convertible Preferred Stock, $6.00 per share of Common Stock and $.12 per Warrant from April 3, 1998 through April 3, 2002, and are restricted from sale, transfer, assignment or hypothecation prior to that date, except to officers of the Underwriter. The Representative's Warrants provide for adjustment in the number of securities issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Common Stock. The Representative's Warrants grant to the holders thereof certain rights of registration for the securities issuable upon exercise thereof.

9.   Stock Option Plans

     The Company's 1996 Stock Option Plan (the "1996 Plan") provides the Board of Directors the authority to issue incentive and non-qualified stock options to purchase up to 1,350,000 shares of the Company's Common Stock to officers, directors, key employees and/or consultants. Through January 1997, the Board of Directors had awarded 630,000 five-year non-qualified options under the 1996 Plan to officers. These options became effective upon the completion of the Company's initial public offering in April 1996 and carried an exercise price equal to the initial public offering price. These options vest 20% per year, with the first 20% vesting immediately upon the date of grant.

     In addition, in September 1996 the Board awarded 136,689 five-year non-qualified options under the 1996 Plan to non-employee directors. These options also became effective upon completion of the

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     Company's initial public offering and carry an exercise price equal to the initial public offering price. These options vest 33-1/3% per year, with the first third vesting immediately upon the date of grant.

     In May and June 1997, the Company awarded 230,000 five-year incentive and non-qualified options under the 1996 Plan to certain key employees and officers. These options carry an exercise price of $2.50, equal to the market price at the time of the awards. These options vest 20% per year, with the first 20% vesting immediately upon the date of grant.

     In July 1997, the Company modified the term of all existing options outstanding under the 1996 Plan to ten years. No other terms of the existing awards were changed. This did not result in a charge to compensation as the market value on the date of modification was less than the exercise price for all options outstanding. For purposes of the SFAS 123 disclosures in the following paragraphs, this modification was treated as a rescission of the initial awards and a grant of new awards.

     In December 1997, the Company awarded 45,563 ten-year non-qualified options under the 1996 Plan to a new member of the Board of Directors. These options carry an exercise price of $1.88, equal to the market price at the time of the award. These options vest 33-1/3% per year, with the first third vesting immediately upon the date of grant.

     In December 1998, the Company terminated the 1996 Plan and all of the outstanding options granted were surrendered to the Company for cancellation. In addition, the Company's Board of Directors approved the Company's 1998 Stock Option Plan (the "1998 Plan"). The Company awarded 1,386,950 five year non-qualified options under the 1998 Plan to employees, officers and directors. These options carry an exercise price of $.09375, equal to the market price at the time of the awards. For purposes of the SFAS 123 disclosures in the following paragraphs, this transaction was treated as a rescission of the initial awards and a grant of new awards.

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     A summary of the status of options granted under the Plan as of June 30, 1997, December 31, 1997 and December 31, 1998 and changes during the periods then ended is presented below:

                                                  Year Ended                    Six Months Ended              Year Ended
                                                December 31, 1998              December 31, 1997             June 30, 1997
                                           ----------------------------    ---------------------------  ------------------------
                                                              Weighted-                     Weighted-                 Weighted-
                                                               Average                       Average                   Average
                                                              Exercise                       Exercise                  Exercise
                                              Shares           Price          Shares          Price       Shares        Price
Options outstanding at
    beginning of year                          1,042,252         $4.31          996,689         $4.42           --           --
Granted                                        1,461,950           .19        1,042,252          4.31      996,689       $ 4.42
Exercised                                             --                             --            --           --           --
Forfeited                                             --                             --            --           --           --
Rescinded                                     (1,092,252)         4.14         (996,689)         4.42           --           --
                                           -------------                  -------------                -----------

Options outstanding at end of year             1,411,950           .19        1,042,252          4.31      996,689         4.42
                                           =============                  =============                ===========

Options exercisable at year end                  950,890                        384,313                    217,564
                                           =============                  =============                ===========
Weighted average fair value of
    options granted during the period                             $.12                          $1.42                    $ 2.47


     The following table summarizes information about stock options outstanding at December 31, 1998:


                                          Weighted-
                                           Average
                                          Remaining
        Exercise         Number           Contractual        Options
         Price        Outstanding             Life        Exercisable

       $ 5.00               25,000            7.79              25,000
       $  .09            1,386,950            9.95             925,890
                      ------------                        ------------

                         1,411,950            9.77             950,890
                      ============                        ============

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     Had compensation expense for the Company's employee stock options been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss per share would have been increased to the pro forma amounts indicated below:

                                                     Six Months
                                      Year Ended        Ended       Year Ended
                                      December 31,   December 31,    June 30,
                                         1998           1997           1997

     Net loss - as reported           $  (3,629)     $  (2,766)     $  (3,171)
     Net loss - pro forma             $  (4,303)     $  (3,114)     $  (3,706)
     Loss per share - as reported     $    (.37)     $    (.27)     $    (.32)
     Loss per share - pro forma       $    (.43)     $    (.30)     $    (.37)


     SFAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. The expected dividend yield of the stock is zero, the expected life of the options is 10 years for the year ended December 31, 1998, 9 years for the six months ended December 31, 1997 and 5 years for the year ended June 30, 1997, the expected volatility is 60 percent, and the expected risk-free rate of return is between 4.6 and 6.5 percent, calculated as the rate offered on U.S. Government securities with the same term at the expected life of the options.

10.  Commitments and Contingencies

     Leases

     The Company is committed under non-cancelable leases for office space, machinery and equipment. Future obligations under the leases for the next five years are as follows:

                                                             Operating
       Fiscal                              Capital Lease       Lease
     Year Ended                               Payments        Payments

        1999                                     $ 9             $129
        2000                                      --              132
        2001                                      --              132
                                               -----             ----

                                                   9             $393
                                                                 ====
Amount representing interest                      (5)
                                               -----
                                                 $ 4
                                               =====

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

     Property and equipment at December 31, 1998 and 1997 includes the following amounts for capitalized leases:

                                                         1998         1997

     Technical equipment                                 $ 26         $ 26
         Less: Accumulated Depreciation                    (4)          (1)
                                                         ----         ----

                                                         $ 22         $ 25
                                                         ====         ====


     Rent expense approximated $114 for the year ended December 31, 1998, $56 for the six months ended December 31, 1997 and $72 for the year ended June 30, 1997.

     Employment Agreements

     The Company has employment agreements with one executive. Aggregate minimum payments under the employment agreement are $106 in 1999.

     Litigation

     The Company has no matters of litigation arising in the ordinary course of business which in the opinion of management will have a material adverse effect on its financial condition, results of operations or cash flows.

11.  Comparative Financial Information (Unaudited)

     The selected financial data included in the following table for the year ended December 31, 1997 and the six months ended December 31, 1996 is unaudited and, in the opinion of management, includes all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of such data.

                                                                  (unaudited)
                                               (unaudited)         Six Months
                                                Year Ended           Ended
                                               December 31,       December 31,
                                                   1997              1996

     Cost and expenses                           $(5,369)          $  (857)
     Revenues                                         --                 8
     Interest income                                 294                --
     Interest expense                                 (8)               (5)
     Income taxes                                     --                --
                                                 -------           -------

     Net loss                                    $(5,083)          $  (854)
                                                 -------           -------

     Net loss per share                          $  (.46)          $  (.09)
                                                 =======           =======

Commodore Separation Technologies, Inc.
(a development stage company)
Notes to the Financial Statements
(amounts in thousands, except shares and share data)
================================================================================

12.  Subsequent Events

     The Company signed a non-binding letter of intent on February 2, 1999 to merge with and into American Technologies Group, Inc. ("ATEG"). ATEG is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies, concentrating in three core areas: (i) IE(TM) technology, (ii) water purification, and (iii) high energy particle beams.

     The Company commenced operation of its first commercial project with the State of Maryland and as such, has entered into a multi-year, sole-source contract with Maryland Environmental Services for the removal of chromium-contaminated leachate at the Port of Baltimore.