Form 10-Q
period 1999-03-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1999-04-27
CIK 1022381

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

    Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                        11-3299195
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                              Number)


    3240 TOWN POINT DRIVE, SUITE 200
          KENNESAW, GEORGIA                                       30144
----------------------------------------                       ----------
(Address of Principal Executive Offices)                       (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE   (770) 422-1518


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]   NO

     Number of shares of common stock outstanding at April 19, 1999 (latest practicable date):
                                              Issued and Outstanding: 11,515,575


================================================================================

                      COMMODORE SEPARATION TECHNOLOGIES, INC.

                                    FORM 10-Q


                                      INDEX


                                                                         PAGE
                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Condensed Balance Sheets -
            March 31, 1999 and December 31, 1998......................     4

          Condensed Statement of Operations -
            Three months ended March 31, 1999 and 1998................     5

          Condensed Statement of Cash Flows -
            Three months ended March 31, 1999 and
            March 31, 1998............................................     6

          Notes to Condensed Financial Statements.....................     7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................     8


PART II.  OTHER INFORMATION ..........................................    13


SIGNATURES ..........................................................     14

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    MARCH 31,      DECEMBER 31,
                                                      1999             1998
                                                  ------------     ------------
                                                   (UNAUDITED)
ASSETS

Cash and cash equivalents                            $   28          $  209
Restricted cash                                         210             210
Accounts receivable, net                                 15             --
Inventory, net                                          418             685
Prepaid assets and other current assets                 --                1
                                                     ------          ------
          TOTAL CURRENT ASSETS                          671           1,105

Property and equipment, net                           1,252           1,378
Intangible assets, net                                  186             182
                                                     ------          ------
          TOTAL ASSETS                               $2,109          $2,665
                                                     ======          ======

                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      MARCH 31,    DECEMBER 31,
                                                        1999          1998
                                                    ------------   -----------
                                                     (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $    115       $     23
  Accrued expenses                                          16             56
  Unearned revenue                                         263            450
  Due to related parties                                    27             27
                                                      --------       --------
          TOTAL CURRENT LIABILITIES                        421            556

Capital lease obligation                                     2              4
                                                      --------       --------
          TOTAL LIABILITIES                                423            560

Commitments and contingencies                              --             --

Stockholders' Equity:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 600,000                                      1              1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                      --             --
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding 11,515,575                       11             11
  Additional paid in capital                            11,720         11,720
  (Deficit)                                            (10,046)        (9,627)
                                                      --------       --------
          TOTAL STOCKHOLDERS' EQUITY                     1,686          2,105
                                                      --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  2,109       $  2,665
                                                      ========       ========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                        1999           1998
                                                      --------       --------
                                                            (UNAUDITED)
REVENUES

  Contract revenues                                   $    264       $    --

COSTS AND EXPENSES
  Cost of sales                                            319            309
  Research and development                                  90            130
  General and administrative                               149            391
  Depreciation and amortization                            129             80
  Corporate overhead expense                                              229
  Sales and marketing expense                                4            117
                                                      --------       --------
                                                           691          1,256
                                                      --------       --------
                                                          (427)        (1,256)
Interest income                                              8             53
                                                      --------       --------
NET LOSS                                              $   (419)      $ (1,203)
                                                      ========       ========

NET LOSS PER SHARE  (Based on
  weighted average shares in 1999 and
  1998 of 11,516,000 and 11,512,000)*                 $   (.04)      $  (.10)


* Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                      -----------------------
                                                        1999           1998
                                                      --------       --------
                                                            (UNAUDITED)
OPERATING ACTIVITIES
  Net (loss)                                          $   (419)      $ (1,203)
    Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                        129             80
      issuance of common stock                                             25
    Changes in assets and liabilities:
      Accounts payable                                      92            (55)
      Accrued liabilities                                  (40)          (122)
      Unearned revenue                                    (187)
      Restricted cash                                                    (122)
      Inventory                                            267           (266)
      Accounts receivable                                  (15)            -
      Receivables from related party                                      12
      Other assets                                           1            13
                                                      --------       --------
        NET CASH USED IN OPERATING ACTIVITIES             (172)        (1,638)
                                                      --------       --------

INVESTING ACTIVITIES
  Purchase and construction of equipment                    -            (106)
  Acquisition of intangible assets                          (7)
                                                      --------       --------
        NET CASH USED IN INVESTING ACTIVITIES               (7)          (106)
                                                      --------       --------

FINANCING ACTIVITIES
  Preferred stock dividend                                  -            (150)
  Borrowings from stockholder                               -              13
  Decrease in capital lease obligation                      (2)            (2)
                                                      --------       --------
        NET CASH USED IN FINANCING ACTIVITIES               (2)          (139)
                                                      --------       --------

INCREASE (DECREASE) IN CASH                               (181)        (1,883)

  Cash at beginning of period                              209          4,951
                                                      --------       --------
CASH AT END OF PERIOD                                 $     28       $  3,068
                                                      ========       ========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements for Commodore Separation Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 1998.

     The Company was incorporated on November 15, 1995, under the laws of the State of Delaware. The Company is a process technology company which has developed and continue commercializing its separation technology and recovery system, known as SLiM (TM). The Company believes SLiM (TM) is capable of effectively separating and extracting solubilized materials. The Company has been awarded its first commercial contracts in November 1997 and February 1998 and has commenced operations on one contract in March 1999 and plans to commence operations on the second contract in May 1999.

     On September 29, 1998, Commodore Applied Technologies, Inc. ("Applied") transferred its 87% ownership in the Company to Commodore Environmental Services LLC ("LLC"), a wholly-owned subsidiary of Commodore Environmental Services, Inc. ("Environmental") in connection with a debt restructuring agreement between Applied and Environmental.

NOTE B - CONTINGENCIES

     The Company has no outstanding matters of litigation as of April 19, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

     The Company organized in November 1995, has since its inception developed a strategic operating plan, hired personnel to implement its operating plan, engineered and built commercial scale supported liquid membrane processing units, conducted on-site demonstrations for potential customers and commenced operations at its first installations.

     The Company is beginning to develop an operating history, but operations have been limited to the commencement of its first commercial contracts. Until the operating history matures, the Company is subject to all of the business risks associated with a new enterprise, such as the risks of unforeseen capital requirements, market acceptance, and competitive disadvantages against larger and more established companies. During the period from November 15, 1995 (date of inception) to March 31, 1999, the Company has incurred a net loss of $10,046,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There is no assurance as to whether or when the Company will generate material revenues or profits.


Results from Operations

     Revenues were $264,000 for the three months ended March 31, 1999 compared to $0 for the three months ended March 31, 1998. Such revenues for 1997 were primarily due to the Company's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations.

     For the three months ended March 31, 1999, the Company had incurred $319,000 primarily relating to cost of sales relating to the Port of Baltimore contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer. For the three months ended March 31, 1998, there were no cost of sales as operations had not commenced.

     For the three months ended March 31, 1999, the Company incurred research and development costs of $90,000, as compared to $439,000 for the three months ended March 31, 1998. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 primarily due to cutbacks in order to preserve capital.

     General and administrative expenses for the three months ended March 31, 1999 were $148,000 as compared to $391,000 for the three months ended March 31, 1998. The decrease is primarily due to the termination of executives and staff in order to conserve capital for the foreseeable future.

     Depreciation and amortization increased from $80,000 for the three months ended March 31, 1998 to $129,000 for the three months ended March 31, 1999. This is a direct result of the Company purchasing more equipment required for the research and commercialization of its technology.

     The Company incurred no corporate overhead charges for the three months ended March 31, 1999 as compared to $229,000 of overhead charges for the three months ended March 31, 1998. This fee represents the Company's pro-rata portion of expenses relating to wages and salaries, rent, and other administrative expenses relating to its offices in New York and Virginia. The Virginia office was closed in the fourth quarter of 1998. In the fourth quarter of 1998, since the Company has reduced its dependence on administrative personnel from its parent company, corporate charges have not been incurred.

     Sales and marketing costs have decreased from $117,000 for the three months ended March 31, 1998 as compared to $4,000 for the three months ended March 31, 1999. The Company has shifted its focus to commencing operations at its commercial installations.

     Interest income was $8,000 for the three months ended March 31, 1999 as compared to $53,000 for the three months ended March 31, 1998. The decrease resulted from a reduction in the amount of temporary investments.

     The Company had a net loss of $419,000 for the three-month period ended March 31, 1999 as compared to a net loss of $1,203,000 for the three-month period ended March 31, 1998. The decreased net loss is attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources

     The Company has working capital of $250,000 on March 31, 1999 as compared to working capital of $549,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first quarter of 1999 less depreciation and amortization expenses.

     While the Company believes its capital requirements for the remainder of 1999 will be met through the development of its business, the Company will be required to obtain financing through outside sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. In the event such external financing is not available on terms acceptable to the Company, the Company may be able to obtain interim financing from Environmental. There can be no assurances, however, that the Company will be able to obtain any financing from Environmental.

     The Company signed a non-binding letter of intent on February 2, 1999 to merge with and into American Technologies Group, Inc. ("ATEG"). ATEG is engaged in the development, commercialization and sale of products and systems using its patented and proprietary technologies, concentrating in three core areas: (i) IE
(TM) technology, (ii) water purification and (iii) high-energy particle beams.


Net Operating Losses

     At March 31, 1999, the Company had tax loss carryforwards of approximately $10,046,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.


Year 2000 Considerations

     Many existing computer systems and software products are coded to accept only two digit entries in the date code field. As the year 2000 approaches, these code fields will need to accept four digit entries to distinguish between years beginning with "19" from those beginning with "20." As a result, in less than one year, computer systems and/or software products used by many companies may need to be upgraded to comply with such year 2000 requirements. If uncorrected, many computer applications could fail or create erroneous results by or at year 2000.

     The Company believes that its mainframe database and operating systems are year 2000 compliant, meaning that they may be able to operate without error in dates and date-related data, including calculating, comparing, indexing and sequencing, prior to, on or after January 1, 2000. However certain of the Company's software applications utilized to bill customers and maintain finance and accounting records are coded using two digits rather than four to define the applicable year. The Company is working with its major software vendor to assure that proper modifications will be made to such applications and anticipates such modifications to be completed by June 1999. The Company also relies, directly and indirectly, on external systems of its customers (primarily state government agencies and customers, suppliers, creditors, financial organizations and governmental entities). Consequently, the Company could be affected through the disruptions in the operations of the enterprises with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by year 2000 issues as companies expend significant resources to make their current systems year 2000 compliant.

     The Company has not quantified the total costs to become year 2000 compliant, but does not expect that the cost of addressing any year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. As of March 31, 1999 the total costs incurred to address the Company's year 2000 issues have not been material (less than $1,000). However, if the Company, its customers or vendors encounter any unanticipated delays in, or costs associated with, the resolution of any year 2000 issue, the Company's business financial condition and results of operations could be materially adversely affected. Accordingly, the Company plans to devote the necessary resources to becoming year 2000 compliant in a timely manner and intends to create a contingency plan by July 1999 to handle any year 2000 problems.

Forward-Looking Statements

     Certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objective for future operations and expansion. Any such forward- looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward- looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Furthermore, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the Company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenue and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits -

27 - Financial Data Schedule

         Reports on Form 8-K -

     On January 5, 1999, the Company filed with the Securities and Exchange Commission Form 8-K, dated December 25, 1998, with respect to a change in ownership control from Commodore Applied Technologies, Inc. ("Applied") to Commodore Environmental Services LLC, a wholly-owned subsidiary of Commodore Environmental Services, Inc. ("Environmental"). The change in control resulted from a debt restructuring agreement between Applied and Environmental.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       COMMODORE SEPARATION TECHNOLOGIES, INC.
                                       (Registrant)



                                       By /s/ JAMES M. DEANGELIS
                                         ---------------------------------------
                                         James M. DeAngelis - Vice President
                                         (As both a duly authorized Officer
                                         of the Registrant and the Chief
                                         Accounting Officer of the Registrant)



Date:   April 27, 1999