Form 10-Q
period 1999-09-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 1999-10-28
CIK 1022381

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--           AND EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-22291

                      COMMODORE SEPARATION TECHNOLOGIES, INC.
                      ---------------------------------------

             (Exact name of Registrant as specified in its charter)

            DELAWARE                                       11-3299195
            --------                                       ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                              Number)

    3240 TOWN POINT DRIVE, SUITE 200
          KENNESAW, GEORGIA                                  30144
    --------------------------------                      -----------
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

YES     X        NO
      -----          ----
    Number of shares of common stock outstanding at October 20, 1999 (latest practicable date):

                                              Issued and Outstanding: 11,515,575

================================================================================

                      COMMODORE SEPARATION TECHNOLOGIES,INC

                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.      FINANCIAL INFORMATION
-------      ---------------------

Item 1.      Financial Statements (Unaudited)

             Condensed Balance Sheet -
               September 30, 1999 and December 31, 1998......................  3


             Condensed Statement of Operations -
               Three months ended September 30, 1999 and 1998 and
               Nine months ended September 30, 1999 and 1998.................  5

             Condensed Statement of Cash Flows -
               Nine months ended September 30, 1999 and
               September 30, 1998............................................  6


             Notes to Condensed Financial Statements.........................  7


Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations...........................  8


PART II.     OTHER INFORMATION .............................................. 13
--------     -----------------


SIGNATURES .................................................................. 14
----------

                       PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         --------------------

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          SEPTEMBER 30,  DECEMBER 31,
                                               1999          1998
                                          ------------   ------------
                                            (UNAUDITED)

ASSETS

Cash and cash equivalents                   $     4       $   209
Restricted cash                                 210           210
Accounts receivable, net                         11            --
Inventory, net                                  533           685
Prepaid assets and other current assets          --             1
                                              -----         -----

             TOTAL CURRENT ASSETS               758         1,105

Property and equipment ,net                   1,045         1,378
Intangible assets, net                          181           182
                                             ------       -------

          TOTAL ASSETS                      $ 1,984       $ 2,665
                                            =======       =======

                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          1999         1998
                                                     ------------   -----------
                                                     (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable .................................     $    298      $     23
  Accrued expenses .................................           14            56
  Unearned revenue .................................          263           450
  Due to related parties ...........................          580            27
                                                         --------      --------
             TOTAL CURRENT LIABILITIES .............        1,155           556

Capital lease obligation ...........................                          4
                                                         --------      --------

             TOTAL LIABILITIES .....................        1,155           560

Commitments and contingencies ......................           --            --

Stockholders' Equity:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 600,000 ............................            1             1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570 ..............................           --            --
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding 11,515,575 ..............           11            11
  Additional paid in capital .......................       11,720        11,720
  (Deficit) ........................................      (10,903)       (9,627)
                                                         --------      --------

             TOTAL STOCKHOLDERS' EQUITY ............          829         2,105
                                                         --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........     $  1,984      $  2,665
                                                         ========      ========



                   See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                 Three months ended          Nine months ended
                                     SEPTEMBER 30,              SEPTEMBER 30,
                                 -------------------        --------------------
                                    1999      1998            1999       1998
                                 --------    -------        -------    ---------
                                      (UNAUDITED)                 (UNAUDITED)
REVENUES
  Contract revenues ...........   $    45    $    19        $   329    $    19

COSTS AND EXPENSES
  Cost of sales ...............        38        148            407        649
  Research and development ....        81        151            281        520
  General and administrative ..       179        261            546        997
  Depreciation and amortization       115        110            373        287
  Corporate overhead expense ..                                 141        529
  Sales and marketing expense .         1        105              6        370
                                  -------    -------        -------    -------
                                      414        916          1,613      3,352
                                  -------    -------        -------    -------
                                     (369)      (897)        (1,284)    (3,333)

Interest income ...............                   12              8         94
                                  -------    -------        -------    -------

NET LOSS ......................   $(  369)  $   (885)       $(1,276)   $(3,239)
                                  =======    =======        =======    =======


NET LOSS PER SHARE  (Based on
  weighted average shares in
  1999 and 1998 of 11,516,000
   and 11,516,000)*               $  (.03)  $   (.08)      $   (.11)   $  (.28)



     * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER  30,
                                                      --------------------------
                                                        1999              1998
                                                      --------          --------
                                                             (UNAUDITED)
OPERATING ACTIVITIES

Net (loss) ........................................   $(1,276)          $(3,239)
 Adjustments to reconcile net (loss) to net
  cash provided by operating activities:
    Depreciation and amortization .................       373               287
     Issuance of common stock .....................                          25
 Changes in assets and liabilities:
    Accounts payable ..............................       275              (312)
    Accrued liabilities ...........................       (42)             (144)
    Deposits -- contracts in progress .............                         450
    Unearned revenue ..............................      (187)
    Restricted cash ...............................                        (122)
    Inventory .....................................       152              (271)
    Accounts receivable ...........................       (11)               --
    Receivables from related party ................                          15
    Other assets ..................................         1                40
                                                      -------           -------
           NET CASH USED IN OPERATING ACTIVITIES ..      (715)           (3,271)
                                                      -------           -------

INVESTING ACTIVITIES

  Purchase and construction of equipment ..........       (31)             (735)
  Acquisition of intangible assets ................        (8)              (28)
                                                      -------           -------
             NET CASH USED IN INVESTING ACTIVITIES        (39)             (763)
                                                      -------           -------

FINANCING ACTIVITIES

  Preferred stock dividend ........................        --              (300)
  Borrowings from related parties .................       553               105
  Decrease in capital lease obligation ............        (4)               (7)
                                                      -------           -------
         NET CASH USED IN FINANCING ACTIVITIES ....       549              (202)
                                                      -------           -------

INCREASE (DECREASE) IN CASH .......................      (205)           (4,236)

  Cash at beginning of period .....................       209             4,951
                                                      -------           -------

CASH AT END OF PERIOD .............................   $     4           $   715
                                                      =======           =======

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 1998.

     The Company was incorporated on November 15, 1995, under the laws of the State of Delaware. The Company is a process technology company which has developed and continues commercialize its separation technology and recovery system, known as SLiM (TM). The Company believes SLiM (TM) is capable of effectively separating and extracting solubilized materials. The Company was awarded its first commercial contracts in November 1997 and February 1998 and has commenced operations on one contract in March 1999 and plans to commence operations on the second contract in November 1999.

     On September 29, 1998, Commodore Applied Technologies, Inc. ("Applied") transferred its 87% ownership in the Company to Commodore Environmental Services, LLC ("LLC"), a wholly-owned subsidiary of Commodore Environmental Services, Inc. ("Environmental") in connection with a debt restructuring agreement between Applied and Environmental.

B - CONTINGENCIES

     The Company has no outstanding matters of litigation as of October 20, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General
--------

     The Company organized in November 1995, has since its inception developed a strategic operating plan, hired personnel to implement its operating plan, engineered and built commercial scale supported liquid membrane processing units, conducted on-site demonstrations for potential customers and commenced operations at its first installations.

    The Company is beginning to develop an operating history, but operations have been limited to the commencement of its first commercial contracts. Until the operating history matures, the Company is subject to all of the business risks associated with a new enterprise, such as the risks of unforeseen capital requirements, market acceptance, and competitive disadvantages against larger and more established companies. During the period from November 15, 1995 (date of inception) to September 30, 1999, the Company has incurred a net loss of $10,903,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There is no assurance as to whether or when the Company will generate material revenues or profits.

Results from Operations
-----------------------

     Revenues were $45,000 for the three months ended September 30, 1999 and $329,000 for the nine months ended September 30, 1999, respectively, as compared to $19,000 for the three and nine months ended September 30, 1998. Approximately all of the revenues for 1999 were primarily due to the Company's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations.

    For the three months and nine months ended September 30, 1999, the Company had incurred cost of sales of $38,000 and $407,000, respectively, primarily relating to the Port of Baltimore contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer. For the three and nine months ended September 30, 1998, cost of sales amounted to $148,000 and $649,000, respectively, relating to the Port of Baltimore projects.

    For the three and nine months ended September 30, 1999, the Company incurred research and development costs of $81,000 and $281,000, respectively, as compared to $151,000 and $520,000 for the three and nine months ended September 30, 1998. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development decreased for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 primarily due to cutbacks in research in order to preserve capital.

     General and administrative expenses for the three and nine months ended September 30, 1999 were $179,000 and $546,000, respectively, as compared to $261,000 and $997,000 for the three and nine months ended September 30, 1998. The decrease is primarily due to the termination of staff in order to conserve capital.

     Depreciation and amortization increased from $110,000 and $287,000 for the three and nine months ended September 30, 1998 to $115,000 and $373,000 for the three and nine months ended September 30, 1999. This is a direct result of the Company purchasing more equipment required for the research and commercialization of its technology.

     The Company incurred no corporate overhead charges for the three and nine months ended September 30, 1999 as compared to $141,000 and $529,000 of overhead charges for the three and nine months ended September 30, 1998. This fee represents the Company's pro-rata portion of expenses relating to wages and salaries, rent, and other administrative expenses relating to its offices in New York and Virginia. The Virginia office was closed in the fourth quarter of 1998. Since the Company has reduced its dependence on administrative personnel from its parent company, corporate charges have not been incurred for 1999.

     Sales and marketing expense for the three and nine months ended September 30, 1999 was $1,000 and $6,000 as compared to $105,000 and $370,000 for the three and nine months ended September 30, 1998. This decrease was a result of the Company's decision to focus its efforts and limited resources on applied research and the implementation of the Port of Baltimore contracts.

     Interest income was $0 and $8,000 for the three and nine months ended September 30, 1999 as compared to $12,000 and $94,000 for the three and nine months ended September 30, 1998. The decrease resulted from a reduction in the amount of temporary investments.

     The Company had net losses of $369,000 and $1,276,000 for the three and nine month period ended September 30, 1999 as compared to net losses of $885,000 and $3,239,000 for the three and nine month period ended September 30, 1998. The decreased net loss is attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources
--------------------------------

     The Company has a working capital deficit of $397,000 on September 30, 1999 as compared to working capital of $549,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the nine months ended September 30, 1999 less depreciation and amortization expenses.

     The Company is continuing its pursuit of financing through outside sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. In the event such external financing is not available on terms acceptable to the Company, the Company may be able to obtain additional interim financing from Environmental. As of September 30, 1999, Environmental has advanced the Company $458,000. There can be no assurances, however, that the Company will be able to obtain additional financing from Environmental.

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

Net Operating Losses
--------------------

     At September 30, 1999, the Company had tax loss carryforwards of approximately $10,900,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2018. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

Year 2000 Considerations
------------------------

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

     The Company believes that its operating systems are year 2000 compliant, meaning that they may be able to operate without error in dates and date-related data, including calculating, comparing,indexing and sequencing, prior to, on or after January 1, 2000. However certain of the Company's software applications utilized to bill customers and maintain finance and accounting records are coded using two digits rather than four to define the applicable year. The Company is working with its major software vendor to assure that proper modifications will be made to such applications and anticipates such modifications to be completed by November 1999. The Company also relies, directly and indirectly, on external systems of its customers (primarily state government agencies and customers, suppliers, creditors, financial organizations and governmental entities). Consequently, the Company could be affected through the disruptions in the operations of the enterprises with which the Company interacts. Furthermore, the purchasing frequency and volume of customers or potential customers may be affected by year 2000 issues as companies expend significant resources to make their current systems year 2000 compliant.

    The Company has not quantified the total costs to become year 2000 compliant, but does not expect that the cost of addressing any year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition. As of September 30, 1999 the total costs incurred to address the Company's year 2000 issues have not been material (less than $1,000). However, if the Company, its customers or vendors encounter any unanticipated delays in, or costs associated with, the resolution of any year 2000 issue, the Company's business financial condition and results of operations could be materially adversely affected. Accordingly, the Company plans to devote the necessary resources to becoming year 2000 compliant in a timely manner and has created a contingency plan to handle any year 2000 problems.

Forward-Looking Statements
---------------------------

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




                                      COMMODORE SEPARATION TECHNOLOGIES, INC.
                                      (Registrant)

                                      By /s/ JAMES M. DeANGELIS
                                      -------------------------
                                             James M. DeAngelis - Vice President

                                           (As both a duly authorized
                                            Officer of the Registrant
                                            and the Chief Accounting
                                            Officer of the Registrant)

Date:   October 26, 1999