Form 10-K
period 1999-12-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2000-03-29
CIK 1022381

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

                   For the fiscal year ended December 31, 1999

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

                               Title of Each Class
                              --------------------
                    Common Stock, par value $0.001 per share
  10% Senior Convertible Redeemable Preferred Stock, par value $0.001 per share
                    Redeemable Common Stock Purchase Warrants

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 22, 2000 with an aggregate market value of approximately $473,617 (based upon the average bid and asked prices of the Common Stock on March 22, 2000 as quoted by the Nasdaq Small Cap Market).

         As of March 22, 2000, 11,515,575 shares of the registrant's Common Stock were outstanding.
                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----


PART I............................................................................................................1


         ITEM 1. BUSINESS.........................................................................................1

                    General.......................................................................................1
                    The SLiM Technology...........................................................................1
                    Contracts.....................................................................................3
                    Markets and Customers.........................................................................4
                    Raw Materials.................................................................................5
                    Backlog.......................................................................................6
                    Research and Development......................................................................6
                    Intellectual Property.........................................................................6
                    Competition...................................................................................6
                    Government Regulation.........................................................................7
                    Environmental Matters.........................................................................7
                    Employees.....................................................................................8

         ITEM 2. PROPERTIES.......................................................................................8


         ITEM 3. LEGAL PROCEEDINGS................................................................................8


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................8


PART II...........................................................................................................9


         ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................9

                    Market Information............................................................................9
                    Dividend Information..........................................................................9

         ITEM 6. SELECTED FINANCIAL DATA.........................................................................10


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........11

                    General......................................................................................11
                    Results of Operations........................................................................11
                    Liquidity and Capital Resources..............................................................13
                    Net Operating Losses.........................................................................14
                    Forward-Looking Statements...................................................................15

         ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................15


         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................15


         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........15

                                                                                                                Page
                                                                                                                ----


PART III.........................................................................................................17


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................17

                    Executive Officers and Directors.............................................................17
                    Key Employees................................................................................18
                    Board Committees.............................................................................18
                    Compensation of Directors....................................................................19
                    Compliance with Section 16(a) of the Exchange Act............................................19

         ITEM 11. EXECUTIVE COMPENSATION.........................................................................20

                    Summary Compensation.........................................................................20
                    Stock Options................................................................................21
                    Employment Agreements........................................................................21
                    Compensation Committee Interlocks and Insider Participation..................................22
                    Report of the Compensation Committee on Executive Compensation...............................22

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................22


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................23

                    Organization and Capitalization of the Company...............................................23
                    Offices......................................................................................24
                    Services Agreement...........................................................................24
                    Future Transactions..........................................................................24

PART IV..........................................................................................................25


         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................25


SIGNATURES.......................................................................................................28


                                     PART I
                                     ------

ITEM 1.       BUSINESS.
-------       ---------

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

         To finance the significant growth experienced by the Company, the Company raised a net amount equal to approximately $11,100,000 from an initial public offering of its preferred stock, common stock and warrants in April and May 1997 (the "IPO"). As of March 22, 2000, approximately 87% of the Company's common stock was owned by Commodore Environmental Services LLC ("LLC"), a wholly owned subsidiary of Commodore Environmental Services, Inc., a Delaware corporation ("Environmental"). Effective as of September 28, 1998, Commodore Applied Technologies, Inc., a Delaware Corporation ("Applied"), transferred its 87% interest in the Company to Environmental as part of a debt restructuring agreement consummated between the two companies following the completion of fairness opinions.

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

         Operational Characteristics

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams and the creation of sludges and other harmful by-products which require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chrome and chromium materials from wastewater streams, and precipitation results in the production of sludge that requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times and are relatively expensive. The Company believes that SLiM may be a cost-effective alternative to other existing forms of membrane filtration technology in that it:

o        requires lower initial capital costs and lower operating costs;

o has the capability of treating a variety of elements and compounds in laboratory and selected industrial settings at greater speed and with a higher degree of effectiveness;

o is environmentally safe, in most instances producing no sludges or other harmful by-products which would require additional post-treatment prior to disposal;

o        can   selectively    extract   target   substances   while   extracting
         substantially fewer unwanted substances;

o can extract metals, organic chemicals and other elements and compounds in degrees of concentration and purity which may permit their reuse; and

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

                                                                                                 Applicable
Material                       Before Treatment              After Treatment                     Federal Guideline
--------                       ----------------              ---------------                     -----------------

Metals:

     Chromium (hexavalent)     400 ppm                       0.05 ppm (field test)               Less than 0.05 ppm

     Zinc                      2,700 ppm                     Less than 2 ppm (after 30 minutes)  Less than 2 ppm

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

CONTRACTS

         Port of Baltimore Contracts. In November 1997, the Company was awarded its first commercial project by the State of Maryland and entered into a multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. The contract, dated as of November 25, 1997 (the "Hawkins Point Contract"), provides that the Company will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $250,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. The Company also reserved the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment was installed in 1998. Throughout 1999, the SLiM equipment installed at the Hawkins Point site experienced several operation difficulties due to SLiM's inability to remove "total chromium" to the specified limits on an ongoing commercial basis. The SliM equipment removed the Chromium VI to the specified limits but was unable to remove the Chromium III, solely or in conjunction with third party technology designed for Chromium III removal, to the specified limits of the Hawkins Point Contract. The Company is currently investigating alternatives to the third party technologies to effectively meet the "total chromium" removal limits specified by the Hawkins Point Contract. In 1999, the Company had generated revenues of approximately $250,000 relating to this contract.

         In February 1998, the Company was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. The contract, dated as of February 5, 1998 (the "Dundalk Contract"), provides that the Company will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $350,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. The Company has satisfied approximately 25% of the terms of the contract and therefore recorded $87,500 in revenues for 1999. As in the case of the Hawkins Point Contract, the Dundalk Contract provides that the Company shall have the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment has been delivered to the site. Installation was completed in June 1999 and is currently in its initial startup trials. Throughout the initial startup trials at the Dundalk Marine Terminal, the SLiM equipment has been unable to consistently meet the "total chromium" removal limits. The SliM equipment removed the Chromium VI to the specified limits but was unable to remove trace amounts of Chromium III to the specified limits of the Dundalk Contract. The Company is currently investigating alternative technologies, in combination with SLiM or solely, to effectively meet the "total chromium" removal limits specified by the Dundalk Contract.

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

MARKETS AND CUSTOMERS

         Overview

         Based on market data compiled by the Company, the Company estimates that, as of December 31, 1999, there were approximately 7,000 companies operating metal plating and metal finishing facilities in the United States and an additional 1,000 such facilities in Canada. Based on estimated sales by these facilities, the Company believes that on average each of these facilities could utilize the Company's SLiM technology on a selected basis. Additionally, there were more than 1,000 biochemical, bulk drug manufacturing and pharmaceutical companies operating in the United States and Canada that may be potential users of the SLiM technology. The Company believes that the potential international market for the above applications may be equal or greater than the North American market. Federal, state and local government entities are also a potential market for the Company, particularly in the area of environmental remediation and clean-up.

         Commercialization and Marketing Strategy

         During its initial commercialization phase, the Company intends to lease its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, the Company will supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, the Company may, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. The Company may obtain additional revenues through servicing the SLiM equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, the Company may charge its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, the Company's ongoing charges may be based on the volume of materials processed. Although the Company is focusing its initial marketing efforts on domestic businesses, the Company is also prepared to pursue international opportunities, which may arise from successful presentations to multinational corporations or from overseas referrals by domestic entities.

         Metals Separation and Recovery. The Company's initial marketing efforts were in this industrial sector, in which the separation and recovery of metal-bearing aqueous solutions present a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which a limited number of potentially effective technologies are available to effect proper separation.

         Based on management studies and discussions with metals industry executives, the Company believes that the major competitive technologies in this area are precipitation and ion exchange. Precipitation generates a metallic sludge by-product requiring further treatment prior to landfill disposal. Ion exchange captures anions or cations, but offers no selectivity within a group. Further, ion exchange is only approximately 90% efficient. By contrast, SLiM does not generate harmful metallic sludges and, in some cases, enables process water recycling while also enabling recovery of valuable raw materials to approximately 99% efficiency. As costs of environmental compliance continue to mount, the Company expects SLiM to become a preferred alternative to some existing metals separation methods. To date the Company has been unsuccessful in placing SLiM equipment in this industrial sector.

         Environmental Remediation and Restoration. The Company believes that SLiM has the potential for application to environmental remediation and restoration. In November 1997 and February 1998, the Company was awarded its first two commercial contracts for the removal of chromium-contaminated leachate at Baltimore Harbor. In the case of a project, such as the Baltimore Harbor project, it is expected that the remediation technology will be applied continuously over a period of many years, until the subject contamination (in the case of the Baltimore Harbor, chromium leaching from underlying soil into the aquifer) has abated for a significant period of time. To date the SLiM technology has not performed profitability on a commercial scale.

         Radionuclide/Mixed Waste Separation. In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons testing and energy. SLiM may have capabilities in the separation of radionuclides such as strontium, cesium, technetium and rhenium. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years. The Company anticipates pursuing this market area in collaboration with established engineering and environmental service organizations, who can provide technical and professional expertise, market presence and credibility. The Company has successfully demonstrated selective radionuclide capabilities on a limited basis.

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

BACKLOG

         At December 31, 1999, total backlog for the Company was approximately $300,000. All of such backlog represents work for which the Company has entered into a signed agreement or purchase order with respect thereto or has received an order to proceed with work up to a specified dollar amount, and represents work which the Company expects will be completed in the next 12 months. While the Company expects that backlog amounts will result in revenue, no assurance can be given that all amounts included in backlog will ultimately be realized, even if covered by written contracts or work orders.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company were $338,000, $1,299,000, $817,000 and $985,000 for the years ended December 31, 1999 and 1998, for the transition period from July 1 to December 31, 1997 (the "Transition Period") and for the year ended June 30, 1997, respectively.

INTELLECTUAL PROPERTY

         In September 1997, the Company filed two U.S. patent applications and one international patent application covering the principal features of its SLiM technology. One of the patent applications covers the joint inventions of Dr. Kilambi and Lockheed Martin. The other patent application and the international patent application cover the sole inventions of Dr. Kilambi. The U.S. Patent Office has decided to issue a patent for one of the two claims covering the joint inventions of Dr. Kilambi and Lockheed Martin. The other claim will be separated from the original application and filed as a separate patent application. Based on comments provided by the U.S. Patent Office, the Company has decided to abandon the two patent applications covering the sole inventions of Dr. Kilambi. In January 1999, the Company filed a U.S. patent application for chromium removal and recovery covering the sole invention of Dr. W.S. Winston Ho, former Senior Vice President - Technology. In February 2000, the Company filed three U.S. Patent Application for using a strip dispersion technique and interfacial polymerization with SLiM covering the sole inventions of Dr. W.S. Winston Ho.

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

         By contrast, the Company believes SLiM may be capable of handling a broad range of compounds in a faster and cost effective manner. Furthermore, the expected by-products of the SLiM process consist primarily of wastewater, which can be discharged as normal wastewater effluent, and to a lesser extent and in only rare circumstances, materials requiring landfill disposal.

         Separation technologies are currently utilized by a wide variety of domestic and international companies, including several large companies having substantially greater financial and other resources than the Company. Although the Company believes that SLiM may have advantages over many other known separation technologies, any one or more of the Company's competitors, or other enterprises not presently known, may develop technologies which are superior to SLiM. To the extent the Company's competitors are able to offer comparable services at lower prices or of higher quality, or more cost-effective alternatives, the Company's ability to compete effectively could be materially adversely affected. The Company believes that its ability to compete in both the commercial and governmental sectors is dependent upon SLiM being a superior, more cost-effective method to achieve separation and/or recovery of a variety of materials in varying amounts and configurations. In the event that the Company is unable to demonstrate that SLiM is a technologically superior and cost-effective alternative to other separation technologies on a commercial scale, the Company may not be able to compete successfully.

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

EMPLOYEES

         As of March 22, 2000, the Company had 4 full-time employees, two engineers, a chemist and a technician. None of such employees are covered by collective bargaining agreements, and the Company's relations with its employees are believed to be good.

ITEM 2.       PROPERTIES.
-------       -----------

         The Company's principal executive offices are located in approximately 20,800 square feet of space in Kennesaw, Georgia (near Atlanta) under a lease expiring in February 2002, which the Company began occupying in March 1997. Such space also serves as the Company's administrative offices and research and testing laboratories. The Company pays $132,000 in rent per year under such lease.

         The Company also maintains executive offices located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and principal stockholder of Environmental and a director of the Company. Such space also serves as the principal executive offices of Environmental, Applied and certain of their affiliates.


ITEM 3.       LEGAL PROCEEDINGS.
-------       ------------------

         During the year ended December 31, 1999, and as of March 22, 2000, the Company was not involved in any litigation.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------       ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON
              EQUITY AND RELATED STOCKHOLDER MATTERS.
              ---------------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.001 per share ("Common Stock"), 10% Senior Convertible Preferred Stock, par value $0.001 per share ("Convertible Preferred Stock"), and Redeemable Common Stock Purchase Warrants ("Warrants") began trading publicly on April 3, 1997 at initial public offering prices of $5.00 and $10.00 per share, respectively, and $0.10 per Warrant and were traded and quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols CXOT, CXOTP and CXOTW, respectively, until February 18, 1999. At the close of business on February 18, 1999, at which time the Company's securities were delisted from the Nasdaq Stock Market because of the Company's inability to satisfy the revised maintain standards for continued listing on the Nasdaq Market System. The Company is currently listed on the OTC Bulletin Board. On March 22, 2000, there were 177 holders of record of Common Stock, two holders of record of Convertible Preferred Stock and 16 holders of record of Warrants.

         The following table sets forth, for the periods shown, the high and low bid prices of the Common Stock, Convertible Preferred Stock and Warrants (rounded to the nearest cent) as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                 Convertible
                                                 Common Stock                  Preferred Stock                      Warrants
                                           ---------- ---- ----------    ---------- --- -------------    ----------- --- -----------
                                             High             Low          High             Low             High            Low
                                           ----------      ----------    ----------     -------------    -----------     -----------
FISCAL YEAR 1998
   January 1 to March 31, 1998.......          $3.50           $1.63         $7.50             $4.13          $1.25           $0.31
   April 1 to June 30, 1998..........           2.75            1.19          5.00              2.00           0.56            0.22
   July 1 to September 30, 1998......           2.00            0.06          3.00              1.13           0.34            0.02
   October 1 to December 31, 1998....           0.25            0.03          0.75              0.03           0.03            0.03

FISCAL YEAR 1999
   January 1 to March 31, 1999.......          $0.63           $0.05         $0.25             $0.13          $0.01           $0.01
   April 1 to June 30, 1999..........           0.13            0.06          0.25              0.13           0.01            0.01
   July 1 to September 30, 1999......           0.13            0.06          0.13              0.06           0.01            0.01
   October 1 to December 31, 1999....           0.08            0.01          0.13              0.06           0.01            0.01

--------------------------

DIVIDEND INFORMATION

         The holders of the Company's Convertible Preferred Stock are entitled to receive if, when and as declared by the Board of Directors out of funds legally available therefore, cumulative dividends at the rate of $1.00 per share per annum, quarterly on the last business day of March, June, September and December of each year, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock. The Company ceased paying cash dividends to the Holders of the Convertible Preferred Stock commencing with the Dividend for the quarter ended September 30, 1998. The Company does not anticipate that it will continue to pay similar cash dividends on its Convertible Preferred Stock in the foreseeable future.

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

ITEM 6.       SELECTED FINANCIAL DATA.
-------       ------------------------

         The selected financial data included in the following table as of June 30, 1996 and 1997, and as of December 31, 1997 and 1998 and 1999, for the period from November 15, 1995 (date of inception) to June 30, 1996, for the year ended June 30, 1997, for the six-month period ended December 31, 1997 and for the years ended December 31, 1998 and 1999 are derived from the audited Financial Statements of the Company appearing elsewhere herein. The financial data for the six-month period ended December 31, 1996 is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto appearing elsewhere herein.


                                        November 15,
                                            1995
                                          (date of                           Six Months Ended
                                          inception)    Year Ended             December 31,            Year Ended       Year Ended
Statement of Operations Data            to June 30,       June 30,     -------------------------       December 31,     December 31,
(1):                                         1996          1997            1996           1997            1998             1999
                                        -----------    -----------      ----------    -----------     -------------    -------------
                                                                        (unaudited)

Costs and expenses............           $   (60,000) $ (3,265,000)    $  (857,000)   $(2,961,000)     $ (3,749,000)    $(2,141,000)

Revenue.......................                    --            --              --             --            19,000         337,000

Other income
  And (expense)...............                (1,000)       94,000           3,000        195,000           101,000          18,000

Net loss......................               (61,000)   (3,171,000)       (854,000)    (2,766,000)       (3,629,000)     (1,786,000)

Net loss per share--basic
   And diluted (2)............                  (.01)         (.32)           (.09)          (.27)             (.37)           (.21)

Weighted Average Number of
   Shares.....................            10,000,000    10,375,000      10,000,000     11,502,000        11,514,000      11,516,000



Balance Sheet Data:                                                                 December 31,      December 31,    December 31,
                                        June 30, 1996        June 30, 1997             1997               1998            1999
                                        -------------        -------------          ------------      ------------    ------------

Working capital (deficit)..........         $(81,000)       $ 7,817,000              $ 4,462,000     $   549,000    $    (824,000)

Total assets.......................           23,000          9,850,000                6,660,000       2,665,000        1,908,000

Long-term liabilities..............               --             18,000                   13,000           4,000          916,000

Deficit accumulated during
development stage..................          (61,000)        (3,232,000)              (5,998,000)     (9,627,000)     (11,413,000)

Stockholders' equity (deficit).....          (61,000)         8,708,000                5,652,000       2,105,000         (597,000)

------------------------------------

(1) The Company is a development stage company and has had limited commercial operations to date. See Note 1 of Notes to Financial Statements.

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
                  -------------------------------------------------

GENERAL

         The Company was organized in November 1995, and has not generated material revenues or any profits through December 31, 1999. Since its inception, the Company has been engaged principally in organizational activities, including research and development, developing a strategic operating plan, entering into contracts, hiring personnel, developing and manufacturing commercial-scale units and installing and operating units on an extended basis for demonstration or test purposes. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

         The Company has generated nominal revenues to date, but expects to generate additional revenues after the Company successfully completes the installation of SLiM units at the Port of Baltimore. During the period from November 15, 1995 (date of inception) to December 31, 1999, the Company incurred a net loss of $11,413,000. For the year ended December 31, 1999, the Company incurred a loss of $1,786,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. See "Business" and the Financial Statements and Notes thereto included elsewhere in this Annual Report.

         On July 28, 1997, the Company changed its fiscal year. Effective January 1, 1998, the Company's new fiscal year to a twelve-month period ending December 31. Previously, the Company's fiscal year was a twelve-month period ending June 30. The Transition Period relates to the six months ended December 31, 1997 and, where applicable, unaudited comparative information for the six months ended December 31, 1996 has been presented.

RESULTS OF OPERATIONS
         Year ended December 31, 1999 compared
         to year ended December 31, 1998

         The Company commenced its contracts with the Port of Baltimore in February 1999 and generated revenues of $337,000 for the year then ended as compared to $0 for the year ended December 31, 1998. These revenues were generated primarily from the contract with Maryland Environmental Services at the Port of Baltimore. Cost of sales amounted to $541,000 for the year ended December 31, 1999. Cost of sales primarily include the cost of equipment, shipping and set up costs.

         Research and development costs were $338,000 for the year ended December 31, 1999 as compared to $1,299,000 for the year ended December 31, 1998. Since 1998, the Company began to shift its focus to commercializing the technology, thereby reducing its efforts in the research and development area and focusing on getting the technology out to potential customers. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses were $743,000 for the year ended December 31, 1999 as compared to $1,096,000 for the year ended December 31, 1998. In 1998, the Company began an effort to reduce its overhead expenses and placed more of a focus on developing its technology and getting it out to customers. In October 1998, the Company reduced the number of employees from twenty-three down to eight and has reduced its reliance on corporate infrastructure.

         Depreciation and amortization increased to $507,000 in 1999 from $408,000 in 1998 as a result of the purchase and related depreciation of fixed assets. These fixed assets include SLiM units and modules used in the Company's technology process.

         Corporate overhead expenses decreased to $0 in 1999 from $529,000 in 1998 as a result of reduced reliance on corporate personnel and elimination of administrative expenses charged by its parent.

         Sales and marketing expense decreased to $12,000 in 1999 from $417,000 in 1998 as a result of the Company's focus on the commencing of operations. The Company is trying to identify new markets for applications of its technology, however its main focus is on commencing its operations.

         Interest income was $18,000 in 1999 as compared to $101,000 in 1998. The Company successfully completed an initial public offering in April 1997 and through 1998 had generated interest income from the proceeds of the offering.

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

         Other income for the year ended June 30, 1997 was $8,000, as compared to no revenues for the seven months ended June 30, 1996. The Company performed a site demonstration at a client's facility which provided nominal revenues.

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


LIQUIDITY AND CAPITAL RESOURCES

         Through April 1997, the Company financed its development efforts through direct equity investments and loans from Commodore Environmental Services, Inc. ("Environmental") and Applied. From November 15, 1995 (date of inception) to December 31, 1999, the Company purchased or constructed equipment totaling $1,894,000 and has incurred patent filing and maintenance costs of $206,000. In December 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within Applied, Environmental transferred to Applied all of the then outstanding shares of capital stock of the Company and another Environmental subsidiary. In addition, Environmental assigned to Applied outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental a warrant to purchase 7,500,000 shares of Applied common stock. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."

         Effective as of September 28, 1998 Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Environmental acquired 10,000,000 shares of common stock, par value $.001 per share (the "Company Stock"), of the Company, representing approximately 87% of the issued and outstanding shares of capital stock of the Company, from Applied, as part of a debt repayment plan between Environmental and Applied. In addition, Environmental received 3,570 shares of the Company's Series B Preferred Stock which converts into 2,380,000 shares of the Company's common stock in exchange for indebtedness to the Company of $357,000. The transaction was consummated on December 25, 1998. Environmental, as of March 15, 2000, owns approximately 49% of the outstanding shares of Applied common stock. Bentley J. Blum, a director of Environmental and the beneficial owner of approximately 52% of the outstanding shares of Environmental common stock, is also a director of Applied and the Company.

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

         The Company has sustained losses of $1,786,000,  $3,629,000, $2,766,000 and $3,171,000 for the years ended December 31, 1999, 1998, for the six months ended December 31, 1997 and for the year ended June 30, 1997, respectively. The Company had no significant revenues during the period from November 15, 1995 (date of inception) to December 31, 1999. Substantially all of the Company's losses are attributable to the expenses detailed above. At December 31, 1999 the Company had a working capital deficit of $824,000 and a stockholders' deficit of $597,000. At December 31, 1998 and 1997, and June 30, 1997, the Company had working capital of $549,000, $4,462,000 and $7,817,000, respectively, and stockholders' equity of $1,805,000, $5,652,000 and $8,708,000, respectively. The Company's decrease in working capital and stockholders' equity from June 30, 1997 to December 31, 1999 is principally due to the net loss for the period and dividends paid or accrued on the Company's Convertible Preferred Stock.

         The Company has been obtaining financing from Commodore Environmental Services, Inc., the owner of 87% of the outstanding shares of Common Stock, however there can be no assurance that the Company will continue to be able to obtain additional financing from Environmental. The Company is continuing to pursue external financing.

NET OPERATING LOSSES

         At December 31, 1999, the Company had tax loss carryforwards of approximately $11,400,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

YEAR 2000 CONSIDERATIONS

         Prior to January 1, 2000, there was a great deal of concern regarding the ability of computers to adequately recognize 21st century dates from 20th century dates due to the two-digit date fields used by many systems. Most reports to date, however, are that computer systems are functioning normally and the compliance and remediation work accomplished during the years leading up to 2000 was effective to prevent any problems. As of the date of this prospectus, the Company has not experienced any such computer difficulty; however, computer experts have warned that there may still be residual consequences of the change in centuries and any such difficulties may, depending upon their pervasiveness and severity, have a material adverse effect on the Company's business, financial condition and results of operations. Any of the following could have a material adverse effect on the Company's business, financial condition and results of operations:

o a failure to fully identify all year 2000 dependencies in the Company's systems;

o a failure to fully identify all year 2000 dependencies in the systems of third parties with whom the Company does business;

o a failure of any third party with whom the Company does business to adequately address their year 2000 issues;

o the failure of any contingency plans develop to protect the Company's business and operations from year 2000-related interruptions; and

o delays in the implementation of new systems resulting from year 2000 problems.

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


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------          -----------------------------------------------------------
         Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------           --------------------------------------------

         The financial statements of the Company are included on pages F-1 through F-26 of this Annual Report and are incorporated herein by reference.

COMMODORE SEPARATION TECHNOLOGIES, INC.
Financial Statements
December 31, 1999 and 1998

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                           Index
--------------------------------------------------------------------------------


                                                                            Page

Report of Tanner + Co.                                                       F-1

Report of PricewaterhouseCoopers LLP                                         F-2

Balance Sheet as of December 31, 1999 and 1998                               F-3

Statements of Operations for the years ended December 31, 1999 and 1998, for the six months ended December 31, 1997, for the year ended
  June 30, 1997 and cumulative amounts since inception                       F-4

Statements of Stockholders' (Deficit) Equity
  Period November 15, 1995 (date of inception)
  through December 31, 1999                                                  F-5

Statements of Cash Flows for the years ended December 31, 1999 and 1998, for the six months ended December 31, 1997, the year ended
  June 30, 1997 and cumulative amounts since inception                       F-7

Notes to Financial Statements                                                F-9

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc.

We have audited the balance sheet of Commodore Separation Technologies, Inc. (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' (deficit) equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Commodore Separation Technologies, Inc. (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's significant operating losses and deficits in working capital and stockholder's equity raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The accompanying financial statements do not include any adjustment that might be the result from the outcome of this uncertainly.



                                   TANNER + Co.

Salt Lake City, Utah
February 4, 2000

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc. (a development stage company):

In our opinion, the accompanying balance sheet as of December 31, 1998 and the related statements of operations, of stockholders' equity and of cash flows for the year ended December 31,1998, the six months ended December 31, 1997, the year ended June 30, 1997 and the period from November 15, 1995 (inception) through December 31, 1998, present fairly, in all material respects, the financial position, results of operations and cash flows of Commodore Separation Technologies, Inc. (a development stage company) at December 31, 1998 and for the year ended December 31,1998, the six months ended December 31, 1997, the year ended June 30, 1997 and the period from November 15, 1995 (inception) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of Commodore Separation Technologies, Inc. for any period subsequent to December 31, 1998.

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


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
April 13, 1999

----------------------------------------------------------------------------------------------------------

                                                                                  December 31,
                                                                       -----------------------------------
                                                                             1999              1998
                                                                       -----------------------------------
              Assets

Current assets:
     Cash and cash equivalents                                         $              16  $            209
     Restricted cash                                                                 220               210
     Accounts receivable                                                              10                 -
     Inventory                                                                       519               685
     Prepaid and other current assets                                                  -                 1
                                                                       -----------------------------------

                  Total current assets                                               765             1,105

Property and equipment:
     Technical equipment                                                           1,491             1,411
     Office equipment                                                                403               403
     Leasehold improvements                                                          210               210
                                                                       -----------------------------------

                                                                                   2,104             2,024

     Less accumulated depreciation                                                (1,141)             (646)
                                                                       -----------------------------------

Net property and equipment                                                           963             1,378

Intangible assets, net of accumulated
  amortization of $26 and $14                                                        180               182
                                                                       -----------------------------------








                  Total assets                                         $           1,908  $          2,665
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.

                                                                   COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                             Balance Sheet

                                                          (In thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------



         Liabilities and Stockholders' (Deficit) Equity

Accounts payable                                                         $            352  $            23
Accrued expenses                                                                       78               56
Unearned revenue                                                                      263              450
Due to related parties                                                                896               27
                                                                         ---------------------------------

                  Total current liabilities                                         1,589              556

Accrued dividends                                                                     916              300
Capital lease obligation                                                                -                4
                                                                         ---------------------------------

                  Total liabilities                                                 2,505              860

Commitments and contingencies                                                           -                -

Stockholders' (deficit) equity:
     Preferred  stock,  Series A, $.001 par  value,  10%  cumulative,
       5,000,000 shares authorized, 600,000 shares issued and
       outstanding at December 31, 1999 and 1998                                        1                1
     Preferred stock, Series B, $.001 par value, 6%
       cumulative, 4,000 shares authorized, 3,570 shares
       issued and outstanding at December 31, 1999 and
       1998                                                                             -                -
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 11,515,575 shares issued and
       outstanding at December 31, 1999 and 1998,
       respectively                                                                    11               11
     Additional paid-in capital                                                    10,804           11,420
     Accumulated deficit                                                          (11,413)          (9,627)
                                                                         ---------------------------------

                  Total stockholders' (deficit) equity                               (597)           1,805
                                                                         ---------------------------------

                  Total liabilities and stockholders' (deficit) equity   $          1,908  $         2,665
                                                                         ---------------------------------


----------------------------------------------------------------------------------------------------------
                                                                                                       F-3

                                                                    COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                  Statements of Operations

                                                           (In thousands, except share and per share data)
----------------------------------------------------------------------------------------------------------



                                                                                             Cumulative
                                                                                               Amounts
                                                                                                From
                                                                                            November 15,
                                                                Six Months                  1995 (Date of
                                   Year Ended     Year Ended       Ended                    Inception) to
                                  December 31,   December 31,  December 31,    Year Ended   December 31,
                                      1999           1998          1997      June 30, 1997      1999
                                 -------------------------------------------------------------------------

Contract revenues                $           337  $          -  $           -  $          -  $         337

Costs and expenses:
   Cost of sales                             541             -              -             -            541
   Research and development                  338         1,299            817           985          3,489
   General and administrative                743         1,096            869         1,356          4,074
   Depreciation and amortization             507           408            134           118          1,167
   Corporate overhead expenses                 -           529            911           705          2,145
   Sales and marketing                        12           417            230            51            710
   Licensing fee                               -             -              -            50             50
                                 -------------------------------------------------------------------------

     Total costs and expenses              2,141         3,749          2,961         3,265         12,176
                                 -------------------------------------------------------------------------

     Loss from operations                 (1,804)       (3,749)        (2,961)       (3,265)       (11,839)

Other income                                   -            19              -             8             27
Interest income                               18           101            195            99            413
Interest expense                               -             -              -           (13)           (14)
                                 -------------------------------------------------------------------------

     Net loss before
       income taxes                       (1,786)       (3,629)        (2,766)       (3,171)       (11,413)

Income taxes                                   -             -              -             -              -
                                 -------------------------------------------------------------------------

Net loss                         $        (1,786) $     (3,629) $      (2,766) $     (3,171) $     (11,413)
                                 -------------------------------------------------------------------------

Net loss per share -
  basic and diluted              $          (.21) $       (.37) $        (.27) $       (.32) $       (1.21)
                                 -------------------------------------------------------------------------

Weighted average number of
  shares outstanding ( in
  thousands)                              11,516        11,514         11,502        10,375         10,786
                                 -------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-4

                                                                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                 Statement of Stockholders' (Deficit) Equity

                                                            (In thousands, except shares and per share data)
------------------------------------------------------------------------------------------------------------

                                       Preferred Stock         Preferred Stock
                                           Series A                Series B              Common Stock
                                   -------------------------------------------------------------------------
                                      Shares      Amount      Shares      Amount      Shares      Amount
                                   -------------------------------------------------------------------------

Common stock issued for cash on
November 15, 1995 (inception) at
$1 per share                                  -      $    -           -      $    -         100      $    -

Stock split of 150,000 shares for
one share on September 5, 1996                -           -           -           -  14,999,900          15

Reverse stock split of 1.50 shares
for one share on November 26, 2996            -           -           -           -  (5,000,000)         (5)

Net loss for the period from
November 15, 1995 through June 30,
1996                                          -           -           -           -           -           -
                                   -------------------------------------------------------------------------

Balance, June 30, 1996                        -           -           -           -  10,000,000          10

Collection of subscription                    -           -           -           -           -           -
receivable

Conversion of notes payable to
capital                                       -           -           -           -           -           -

Proceeds from sale of common stock
and warrants                                  -           -           -           -   1,500,000           1

Proceeds from sale of preferred
stock, Series A, and warrants           600,000           1           -           -           -           -

Dividend on preferred stock,
Series A                                      -           -           -           -           -           -

Net loss for the year ended
June 30, 1997                                 -           -           -           -           -           -
                                   -------------------------------------------------------------------------

Balance, June 30, 1997                  600,000           1           -           -  11,500,000          11

                                                                                    Total
                                                                               Stock-holders'
                                                      Additional                  (Deficit)
                                       Subscription    Paid-in     Accumulated
                                        Receivable     Capital       Deficit       Equity
                                      ---------------------------------------------------------

Common stock issued for cash on
November 15, 1995 (inception) at $1
per share                                    $     -       $     -     $      -       $      -

Stock split of 150,000 shares for one
share on September 5, 1996                      (15)             -            -              -

Reverse stock split of 1.50 shares
for one share on November 26, 2996                 -             5            -              -

Net loss for the period from November
15, 1995 through June 30, 1996
                                                   -             -         (61)           (61)
                                      ---------------------------------------------------------

Balance, June 30, 1996                          (15)             5         (61)           (61)

Collection of subscription receivable             15             -            -             15

Conversion of notes payable to capital
                                                   -           976            -            976

Proceeds from sale of common stock
and warrants                                       -         6,108            -          6,109

Proceeds from sale of preferred
stock, Series A, and warrants                      -         4,977            -          4,978

Dividend on preferred stock,
Series A                                           -         (138)            -          (138)

Net loss for the year ended June 30,
1997                                               -             -      (3,171)        (3,171)
                                      ---------------------------------------------------------

Balance, June 30, 1997                             -        11,928      (3,232)         8,708

-----------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                            F-5

                                                                COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                            Statement of Stockholders' (Deficit) Equity
                                                                                              Continued
                                                       (In thousands, except shares and per share data)
-------------------------------------------------------------------------------------------------------





                                       Preferred Stock         Preferred Stock
                                           Series A                Series B              Common Stock
                                   -------------------------------------------------------------------------
                                      Shares      Amount      Shares      Amount      Shares      Amount
                                   -------------------------------------------------------------------------
Issuance of common stock                      -           -           -           -       3,650           -

Dividend on preferred stock,
Series A                                      -           -           -           -           -           -

Net loss for the six months ended
December 31, 1997                             -           -           -           -           -           -
                                   -------------------------------------------------------------------------

Balance, December 31, 1997              600,000           1           -           -  11,503,650          11

Issuance of common stock                      -           -           -           -      11,925           -

Issuance of preferred stock,
Series B                                      -           -       3,570           -           -           -

Gain on troubled debt restructuring           -           -           -           -           -           -

Dividends on preferred stock,
Series A                                      -           -           -           -           -           -

Net loss for the year ended
December 31, 1998                             -           -           -           -           -           -
                                   -------------------------------------------------------------------------

Balance, December 31, 1998              600,000           1       3,570           -  11,515,575          11

Dividends on preferred stock,
  Series A                                    -           -           -           -           -           -

Dividends on preferred stock,
 Series B                                     -           -           -           -           -           -

Net loss for the year ended
December 31, 1999                             -           -           -           -           -           -
                                   -------------------------------------------------------------------------

Balance, December 31, 1999              600,000          $1       3,570  $        -  11,515,575         $11
                                   =========================================================================

                                                                             Total
                                                                         Stock-holders'
                                                 Additional                (Deficit)
                                   Subscription    Paid-in   Accumulated
                                    Receivable     Capital     Deficit      Equity
                                   ----------------------------------------------------

Issuance of common stock                       -           10           -           10

Dividend on preferred stock,
Series A                                       -        (300)           -        (300)

Net loss for the six months ended
December 31, 1997                              -            -     (2,766)      (2,766)
                                   ----------------------------------------------------

Balance, December 31, 1997                     -       11,638     (5,998)        5,652

Issuance of common stock                       -           25           -           25

Issuance of preferred stock,
Series B                                       -          143           -          143

Gain on troubled debt restructuring            -          214           -          214

Dividends on preferred stock,
Series A                                       -        (600)           -        (600)

Net loss for the year ended
December 31, 1998                              -            -     (3,629)      (3,629)
                                   ----------------------------------------------------

Balance, December 31, 1998                     -       11,420     (9,627)        1,805

Dividends on preferred stock,
  Series A                                     -        (600)           -        (600)

Dividends on preferred stock,
 Series B                                      -         (16)           -         (16)

Net loss for the year ended
December 31, 1999                              -            -     (1,786)      (1,786)
                                   ----------------------------------------------------

Balance, December 31, 1999               $     -      $10,804   $(11,413)     $  (597)
                                   ====================================================

---------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                    F-6


                                                            COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                           Statements of Cash Flows

                                                     (In thousands, except share and per share data)
----------------------------------------------------------------------------------------------------




                                                                                         Cumulative
                                                                                        Amounts From
                                                                                        November 15,
                                                            Six Months                      1995
                                Year Ended    Year Ended      Ended                    (Inception) to
                               December 31,  December 31,  December 31,   Year Ended    December 31,
                                   1999          1998          1997      June 30, 1997      1999
                              -----------------------------------------------------------------------
Cash flows from operating
  activities:
   Net loss                   $       (1,786) $     (3,629) $     (2,766) $      (3,171) $    (11,413)
   Adjustments to reconcile
     net loss to cash used
     in operating
     activities:
     Depreciation and
       amortization                      507           408           134            118         1,167
     Issuance of Common
       Stock for services                  -            25            10              -            35
     Gain on troubled debt
       restructuring                       -           214             -              -           214
     (Increase) decrease in:
       Accounts receivable               (10)            -             -              -           (10)
       Inventory, net                    166          (325)         (360)             -          (519)
       Accounts payable                  329          (382)          117            270           352
       Accrued expenses                   22          (272)          187            129            78
     Increase (decrease) in:
       Unearned revenue                 (187)          450             -              -           263
       Other assets                        1            57           (10)           (48)            -
                              -----------------------------------------------------------------------

         Net cash used in
         operating
         activities                     (958)       (3,454)       (2,688)        (2,702)       (9,833)
                              -----------------------------------------------------------------------

Cash flows from investing
  activities:
   Acquisition of intangible
     assets                              (10)          (24)         (114)           (48)         (206)
   Purchase of property and
     equipment                             -           (15)          (33)          (352)         (403)
   Acquisition of leasehold
     improvements                          -            (5)           (2)          (203)         (210)
   Construction of technical
     equipment                           (80)         (721)         (279)          (404)       (1,491)
   Increase in unrestricted
     cash                                (10)         (122)          (88)             -          (220)
                              -----------------------------------------------------------------------

         Net cash used in
         investing activities           (100)         (887)         (516)        (1,007)       (2,530)
                              -----------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                  F-7

                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                            Statements of Cash Flows
                                                                                           Continued

                                                     (In thousands, except shares and per share data)
-----------------------------------------------------------------------------------------------------



                                                                                         Cumulative
                                                                                        Amounts From
                                                                                        November 15,
                                                            Six Months                      1995
                                Year Ended    Year Ended      Ended                    (Inception) to
                               December 31,  December 31,  December 31,   Year Ended    December 3,
                                   1999          1998          1997      June 30, 1997      1999
                              -----------------------------------------------------------------------
Cash flows from financing
  activities:
   Proceeds from sale of
     common stock and
     warrants                              -             -             -          6,109         6,109
   Proceeds from sale of
     preferred stock and
     warrants                              -             -             -          4,978         4,978
   Preferred stock dividend                -          (300)         (300)          (138)         (738)
   Borrowings from
    (repayments to)
    stockholder                          869           (92)         (433)         1,617         2,015
   Collection of
     subscription receivable               -             -             -             15            15
   Repayment of capital
     lease obligation                     (4)           (9)           (5)            18             -
                              -----------------------------------------------------------------------

         Net cash provided by
         (used in) financing
         activities                      865          (401)         (738)        12,599        12,379
                              -----------------------------------------------------------------------

(Decrease) increase in cash
  and cash equivalents                  (193)       (4,742)       (3,942)         8,890            16

Cash and cash equivalents,
  beginning of period                    209         4,951         8,893              3             -
                              -----------------------------------------------------------------------

Cash and cash equivalents,
  end of period               $           16  $        209  $      4,951  $       8,893  $         16
                              -----------------------------------------------------------------------

Supplemental disclosure of
cash flow information

   Cash paid during the
   period for:

         Interest paid        $          -    $      -      $   -         $          13    $       14
                              -----------------------------------------------------------------------

         Income taxes paid    $          -    $      -      $   -         $           -    $        -               -
                              -----------------------------------------------------------------------


Non cash investing and financing activities:

       The Company accrued dividends on preferred stock of $616 and $300 which were not declared, or paid, for the years ending December 31, 1999 and 1998, respectively.


-------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                    F-8

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

Organization
Commodore Separation Technologies, Inc. (a development stage company) (the "Company") was incorporated on November 15, 1995, under the laws of the State of Delaware. Effective February 29, 1996, the Company acquired the rights to its proprietary separation technology and entered into a royalty agreement with the inventor of the technology as described in Note 6.


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


Inventory
Inventory represents finished goods and consists of machinery and equipment built and held for sale. Inventory is recorded at the lower of historical cost per unit or market.


--------------------------------------------------------------------------------
                                                                             F-9

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies
     Continued

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


Unearned Revenue
The Company has collected a $263 deposit related to a contract. Such amount has been deferred until the commencement of the contract.


Contract Revenues
In November 1997, the Company entered into a contract with the State of Maryland for the treatment of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. During 1999, the Company commenced work on this contract and accordingly, has recorded revenue related to the contract. Costs incurred in preparation for the commencement of the contract are recorded as expenses as incurred. Substantially all of the Company's revenues are from this contract for the year ended December 31, 1999.


Research and Development Expenditures
Research and development expenditures are charged to operations as incurred.


--------------------------------------------------------------------------------
                                                                            F-10

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies
     Continued

Income Taxes
Income taxes are determined in accordance with Statement of Financial Accounting Standards ("SFAS") 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.


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


Stock Compensation
The Company has adopted the intrinsic value method of accounting for stock options and warrants under Accounting Principles Board Opinion No. 25. Under this standard, no compensation expense is recorded when the exercise price of options granted to employees is equal to or greater than the market price of the underlying stock on the date of the grant. The Company has elected the disclosure-only provisions of SFAS 123, which requires fair value accounting for options issued to employees.


--------------------------------------------------------------------------------
                                                                            F-11

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies
     Continued

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


Fair Value of Financial Instruments
The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. Financial instruments include cash, cash equivalents and restricted cash. As of December 31, 1999, recorded book value approximates fair value.


Reclassifications
Certain balances in the prior periods have been reclassified to agree to the 1999 presentation.


2.   Going Concern

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred substantial losses from operations and has not generated cash from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in 2000. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain profitability. Potential sources of cash include new contracts, the issuance of external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.

--------------------------------------------------------------------------------
                                                                            F-12

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



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



                                                                              Period From
                                                    Six Months     Year      November 15,
                       Year Ended     Year Ended      Ended        Ended   1995 (Inception)
                      December 31,   December 31,  December 31,  June 30,   to December 31,
                          1999           1998          1997        1997          1999
                     -----------------------------------------------------------------------

Net loss             $        (1,786) $     (3,629) $     (2,766) $  (3,171) $       (11,413)
Preferred stock
  dividends                        -          (300)         (300)      (138)            (738)
Dividends on Series
  A Preferred Stock
  (not declared)                (600)         (300)            -          -             (900)
Dividends on Series
  E Prefered Stock
  (not declared)                 (16)            -             -          -              (16)
                     -----------------------------------------------------------------------

Net loss applicable
  to common
  shareholders       $        (2,402) $      (4,229) $    (3,066) $  (3,309) $      (13,067)
                     ----------------------------------------------------------------------

Weighted average common
  shares outstanding (basic) 11,516,000  11,514,000  11,502,000  10,375,000  10,786,000
Convertible Preferred Stock    (*)         (*)         (*)         (*)          (*)
Warrants issued in initial
  public offering              (*)         (*)         (*)         (*)          (*)
Employee stock options         (*)         (*)         (*)         (*)          (*)
                          -------------------------------------------------------------

Weighted average common
  shares outstanding
  (diluted)                  11,516,000  11,514,000  11,502,000  10,375,000  10,786,000
                          -------------------------------------------------------------

Loss per share  (basic)   $        (.21) $     (.37) $     (.27) $     (.32) $    (1.21)
                          -------------------------------------------------------------

Loss per share (diluted)  $        (.21) $     (.37) $     (.27) $     (.32) $    (1.21)
                          -------------------------------------------------------------

(*) Due to the Company's loss from continuing operations the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

--------------------------------------------------------------------------------
                                                                            F-13

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



4.   Related Party Transactions

On September 28, 1998, Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Commodore Environmental Services, Inc. ("Environmental") acquired 10,000,000 shares of common stock of the Company representing approximately 87% of the issued and outstanding shares of capital stock from Commodore Applied Technologies, Inc., (Applied), a 35% owned affiliate of Environmental, as part of a debt repayment plan between Environmental and Applied. Because of the outstanding publicly traded preferred stock of the Company, the resultant purchase accounting adjustments have not been recorded by the Company.


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


For the nine months ended September 30, 1998, the six months ended December 31, 1997 and the year ended June 30, 1997, the Company was charged management fees by Applied of $529, $911 and $705, respectively. This management fee is a result of allocated wages and salaries, rent, insurance (including director and officer liability insurance) and other administrative expenses. The management fees commenced in April 1997. Management fees were not charged to the Company by Environmental for the year ended December 31, 1999 or for the three months ended December 31, 1998.


The Company owed advances of $179, $27 and $262 to Applied as of December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the Company also owed Environmental $717 for uncollateralized advances to the Company.



--------------------------------------------------------------------------------
                                                                            F-14

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



5.   Income Taxes

The Company provides for deferred income taxes on temporary differences which represent tax effects of transactions reported for tax purposes in periods different than for book purposes. The difference between the income tax benefit at statutory rates for 1999 and 1998 and the amount presented in the financial statements is due to the change in the tax valuation allowance which offsets the income tax benefit of the operating loss.


The provision for income taxes which differs from federal income tax rates is follows:

                                                   Six Months     Year   Cumulative
                      Year Ended     Year Ended       Ended       Ended    Amounts
                     December 31,   December 31,  December 31,  June 30,    Since
                         1999           1998           1997       1997    Inception
                    ----------------------------------------------------------------

Expected tax benefit
  at federal
  statutory rate    $          (598) $     (1,234) $        (941) $(1,078) $  (3,880)
State income tax
  benefits, net of
  federal income tax
  benefit                       (90)         (218)          (166)    (190)      (659)
Change in valuation
  allowance                     688         1,452          1,107    1,268      4,539
                    ----------------------------------------------------------------

Income taxes        $             -  $          -  $           -   $    -  $       -
                    ----------------------------------------------------------------


The components of the net deferred income tax as of December 31, are as follows:



                                                Year Ended        Year Ended
                                               December 31,      December 31,
                                                   1999              1998
                                            ------------------------------------

Net operating loss carryforward             $            4,539  $         3,851
Less: Valuation allowance                               (4,539)          (3,851)
                                            ------------------------------------

Net deferred tax asset                      $                -  $             -
                                            ------------------------------------



--------------------------------------------------------------------------------
                                                                            F-15

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



5.   Income Taxes
     Continued

The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. For the years ended December 31, 1999 and 1998, the Company has established a valuation allowance for the entire amount of net deferred tax assets.


At December 31, 1999, the Company had tax loss carryforwards of approximately $13,400. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. The change in control of the Company that took place in September 1998 could limit the Company's ability to utilize all prior tax loss carryforwards. These net operating carryforwards begin to expire in 2011.


6.   Royalty Agreements

The Company has an agreement with a former officer of the Company pursuant to which the former officer is to receive a royalty of 2% of collected revenues from the Company's membrane separation technology directly attributable to his patentable property through December 3, 2002, except for applications related to the radionuclides technetium and rhenium, for which the former officer is entitled to receive a royalty of .66% of net sales directly attributable to his patentable property (less allowances for returns, discounts, commissions, freight and excise or other taxes). No royalties have been accrued as of December 31, 1999.


--------------------------------------------------------------------------------
                                                                            F-16

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



6.   Royalty Agreements
     Continued

The Company also has a license agreement with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a U.S. Department of Energy national laboratory, for which the Company paid Lockheed Martin a $50 licensing fee during the year ended June 30, 1997. Under this agreement, Lockheed Martin is to receive a royalty of 2% of net sales of the Company's products or processes covered under the agreement (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, commencing in the third year of the agreement, an annual minimum royalty of $15. No royalties have been paid as of December 31, 1999.


7.   Capital Structure

In April 1997, the Company completed an Initial Public Offering of 1,500,000 units each consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock, and 600,000 units each consisting of one share of Convertible Preferred Stock, Series A, and a Warrant to purchase one share of Common Stock.


Proceeds from the offering were as follows:


                                              Common          Preferred
                                              Units             Units
                                        -----------------------------------

Proceeds allocated to shares            $            5,564  $         5,214
Proceeds allocated to warrants                       2,086              846
                                        -----------------------------------

         Gross proceeds                              7,650            6,060

Less: Discount and offering
  expense                                            1,541            1,082
                                        -----------------------------------

         Net proceeds                   $            6,109  $         4,978
                                        -----------------------------------



The underwriter of the offering exercised its right to purchase an additional 315,000 Warrants for $32.


--------------------------------------------------------------------------------
                                                                            F-17

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



7.   Capital Structure
     Continued

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


The Convertible Preferred Stock, Series A, is convertible into Common Stock at any time prior to redemption at a conversion rate of 1.67 shares of Common Stock for each share of Convertible Preferred Stock (an effective conversion price of $6.00 per share of Common Stock), subject to adjustment under certain circumstances, including the failure of the Company to pay a dividend on the Convertible Preferred Stock, Series A, within 30 days of a dividend payment date, which will result in each instance in a reduction of $.50 per share in the conversion price but not below $3.75 per share. Since June of 1998 the Company has not paid dividends, and therefore has adjusted the effective conversion price from $6.00 to $3.75 per share. Accumulated and unpaid dividends at December 31, 1999 and 1998 amounted to $900 and $300, an amount equal to $1.50 and $.50 per share, respectively. Dividends will not be declared until there is sufficient accumulated earnings.


The Convertible Preferred Stock, Series A is redeemable, in whole but not in part, by the Company upon 30 days prior written notice after April 3, 2000 at $10.00 per share, plus accumulated and unpaid dividends, provided the closing bid price of the Common Stock for at least 20 consecutive trading days ending not more than 10 trading days prior to the date of the notice of redemption equals or exceeds $10.00 per share or, after April 3, 2001, at certain cash redemption prices plus accumulated and unpaid dividends.


--------------------------------------------------------------------------------
                                                                            F-18

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



7.   Capital Structure
     Continued

Preferred Stock, Series A - Continued
The holders of Convertible Preferred Stock, Series A, have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to or on a parity with the Convertible Preferred Stock, Series A, with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. In addition, if the company fails to pay dividends on the Convertible Preferred Stock, Series A, for four consecutive quarterly dividend payment periods, holders of Convertible Preferred Stock, Series A, voting separately as a class will be entitled to elect one director; such voting right will be terminated as of the next annual meeting of stockholders of the Company following payment of all accrued dividends.


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


The Convertible Preferred Stock, Series B, has a par value of $.001 per share and a stated value of $100.00 per share. Cumulative dividends are payable at the rate of $6.00 per share per annum, payable quarterly in arrears, commencing June 30, 1999, when, and if declared by the Board of Directors, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock, Series B. The Company has not paid any dividends on these shares. Accumulated and unpaid dividends at December 31, 1999 amounted to approximately $16, an amount equal to $4.50 per share.


--------------------------------------------------------------------------------
                                                                            F-19

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



7.   Capital Structure
     Continued

Preferred Stock, Series B - Continued
The Convertible Preferred Stock, Series B is convertible into Common Stock at any time prior to redemption at a conversion rate of 666.67 shares of Common Stock for each share of Convertible Preferred Stock, Series B (an effective conversion price of $.15 per share of Common Stock), subject to adjustment under certain circumstances.


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


Warrants
Each Warrant entitles the holder thereof to purchase, at any time from April 3, 1998 through April 3, 2002, one share of Common Stock at a price of $5.50 per share, subject to adjustment. Commencing October 3, 1998, the Warrants are subject to redemption by the Company, in whole but not in part, at $.10 per Warrant on 30 days prior written notice provided that the average closing sale price of the Common Stock equals or exceeds $15.00 per share, subject to adjustment, for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.


--------------------------------------------------------------------------------
                                                                            F-20

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



7.   Capital Structure
     Continued

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


8.   Non Qualified Stock Option Plan

The Company's 1996 Stock Option Plan (the "1996 Plan") provides the Board of Directors the authority to issue incentive and non-qualified stock options to purchase up to 1,350,000 shares of the Company's Common Stock to officers, directors, key employees and/or consultants.


Under the 1998 Non-Qualified Stock Option Plan, (the Option Plan), a maximum of 2,000,000 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of options may be made to employees, officers, and directors without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors.


--------------------------------------------------------------------------------
                                                                            F-21

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------

8.   Non Qualified Stock Option Plan
     Continued

Information regarding the option plan is summarized below:


                                                              Weighted
                                                               Average
                                            Number of         Exercise
                                             Options            Price
                                        -----------------------------------
Outstanding at year ended
  June 30, 1997                         $          996,689  $          4.42
     Granted                                     1,042,252  $          4.31
     Exercised                                           -
     Forfeited                                           -
     Rescinded                                    (996,689) $          4.42
                                        ------------------

Outstanding at six months ended
  December 31, 1997                              1,042,252  $          4.31
     Granted                                     1,461,950  $          0.19
     Exercised                                           -
     Forfeited                                           -
     Rescinded                                  (1,092,252) $          4.14
                                        ------------------

Outstanding at year ended
  December 31, 1998                              1,411,950  $          0.19
     Granted                                             -
     Exercised                                           -
     Forfeited                                     (80,900) $          0.10
     Rescinded                                           -
                                        ------------------
Outstanding at year ended
  December 31, 1999                     $        1,331,050  $          0.19
                                        ------------------



Options exercisable and available for future grant are as follows:


                          December 31,  December 31,  December 31,   June 30,
                              1999          1998          1997         1997
                          -----------------------------------------------------

Options exercisable         1,066,460     950,890       384,313       217,564



--------------------------------------------------------------------------------
                                                                            F-22

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



8.   Non Qualified Stock Option Plan
     Continued

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


9.   Stock Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999, 1998, and 1997 consistent with the provisions of SFAS No 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                            Six Months                Cumulative
                Year Ended    Year Ended      Ended      Year Ended     Amounts
               December 31,  December 31,  December 31,   June 30,       Since
                   1999          1998          1997         1997       Inception
              ------------------------------------------------------------------

Net loss -
  as reported $       (1,786) $ (3,629)    $  (2,766)     $  (3,171) $  (11,413)
Net loss -
  pro forma   $       (1,791) $ (4,303)    $  (3,114)     $  (3,706) $  (12,914)
Loss per
  share - as
  reported    $         (.21) $   (.37)    $    (.27)     $    (.32) $    (1.21)
Loss per
  share - pro
  forma       $         (.21) $   (.43)    $    (.30)     $    (.37) $    (1.35)



--------------------------------------------------------------------------------
                                                                            F-23

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



9.   Stock Based Compensation

     Continued
SFAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. The expected dividend yield of the stock is zero, the expected life of the options is 9 years for the year ended December 31, 1999, 10 years for the year ended December 31, 1998, 9 years for the six months ended December 31, 1997 and 5 years for the year ended June 30, 1997, the expected volatility is 60 percent, and the expected risk-free rate of return is between 4.6 and 6.5 percent, calculated as the rate offered on U.S. Government securities with the same term at the expected life of the options.


The following table summarizes information about stock options outstanding at December 31, 1999:



                 Options Outstanding                    Options Exercisable
-------------------------------------------------------------------------------
                              Weighted
                              Average      Weighted                  Weighted
  Range of      Number       Remaining      Average                  Average
  Exercise    Outstanding Contractual Life Exercise      Number      Exercise
   Prices     at 12/31/99     (Years)        Price    Exercisable     Price
-------------------------------------------------------------------------------

$        5.00       25,000      6.97        $ 5.00           25,000   $ 5.00
$        0.09    1,306,050      8.96        $  .09        1,041,460   $ 0.09
-------------------------------------------------------------------------------

$ 0.09 - 5.00    1,331,050      8.92        $  .19        1,066,460   $ 0.21
-------------------------------------------------------------------------------




--------------------------------------------------------------------------------
                                                                            F-24

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



10.  Commitments and Contingencies Leases

The Company is committed under a non-cancelable lease for office space. Future obligations under the lease are as follows:


                                                              Operating
                                                                Lease
Fiscal Year Ended                                             Payments
                                                          -----------------

         2000                                             $             132
         2001                                                           132
                                                          -----------------

                                                          $             264
                                                          -----------------



Rent expense approximated $114 for the years ended December 31, 1999 and 1998, $56 for the six months ended December 31, 1997 and $72 for the year ended June 30, 1997.


Litigation
The Company has no matters of litigation arising in the ordinary course of business which in the opinion of management will have a material adverse effect on its financial condition, results of operations or cash flows.



--------------------------------------------------------------------------------
                                                                            F-25

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------


11.  Comparative Financial Information (Unaudited)

The selected financial data included in the following table for the year ended December 31, 1997 is unaudited and, in the opinion of the management, includes all adjustments consisting of only normal recurring adjustments necessary for a fair presentation of such data.


                                                            (Unaudited)
                                                            Year Ended
                                                           December 31,
                                                               1997
                                                        -------------------

Cost and expenses                                       $            (5,369)
Revenues                                                                  -
Interest income                                                         294
Interest expense                                                         (8)
Income taxes                                                              -
                                                        -------------------

         Net loss                                       $            (5,083)
                                                        -------------------

         Net loss per share                             $              (.46)
                                                        -------------------





--------------------------------------------------------------------------------
                                                                            F-26

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ---------------------------------------

         On August 17, 1999, the Company dismissed its former auditors, PricewaterhouseCoopers LLP ("PwC"). Additionally as of August 17, 1999, the Company retained Tanner + Co. ("Tanner") to serve as their independent auditors. The decision to terminate its relationship with PwC was approved by the Board of Directors of the Company.

         For the year ended December 31, 1998, for the six-month period ended December 31, 1997 and for the year ended June 30, 1997, PwC reports on the Company's financial statements (a development stage company) neither contained any adverse opinions or disclaimers of opinions nor were qualified or modified as to uncertainty, audit scope or accounting principle, except that PwC's auditors report on the Company's consolidated financial statements for the year ended December 31, 1998 contained an additional paragraph relating to the Registrant continuing as a going concern due to the Company's recurring losses from operations and net cash outflows from operations.

         In connection with the audits for the year ended December 31, 1998, for the six month period ended December 31, 1997 and for the year ended June 30, 1997 and through August 17, 1999, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

         No "reportable events" as described under Item 304(a)(1)(v) of Regulation S-K occurred during the year ended December 31, 1998, during the six-month period ended December 31, 1997 and during the year ended June 30, 1997.

         Prior to engaging Tanner, the Company did not consult Tanner regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------      ---------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 28, 2000, are as follows:

Name                                        Age    Position
----                                        ---    --------

Paul E. Hannesson.....................       59    Chairman of the Board and Chief Executive Officer

Carl  O. Magnell......................       57    President and Chief Operating Officer

James M. DeAngelis....................       39    Senior Vice President - Sales & Marketing

Bentley J. Blum.......................       58    Director

-----------------------

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

         On March 28, 2000, Herbert A. Cohen, David L. Mitchell, William R. Toller and Kenneth L. Adelman resigned from the Board of Directors of the Company.

KEY EMPLOYEES

         The names and ages of the key employees of the Company, and their positions with the Company as of March 22, 2000, are as follows:

Name                                 Age   Position
----                                 ---   --------

Michael D. Kiehnau, P.E.......       38    Vice President - Finance & Operations

Andrew P. Oddi................       38    Vice President and Treasurer


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

BOARD COMMITTEES

         The Company's Board of Directors has (i) an Audit Committee, (ii) a Compensation, Stock Option and Benefits Committee and (iii) an Executive and Finance Committee. The responsibilities of the Audit Committee, which, as of March 3, 2000, was composed of David L. Mitchell (Chairman), Herbert A. Cohen and William R. Toller, include recommending to the Board of Directors the firm of independent accountants to be retained by the Company, reviewing with the Company's independent accountants the scope and results of their audits,
reviewing  with  the  independent   accountants  and  management  the  Company's
accounting and reporting principles, policies and practices, as well as the Company's accounting, financial and operating controls and staff, supervising the Company's policies relating to business conduct and dealing with conflicts of interest relating to officers and directors of the Company. The Compensation, Stock Option and Benefits Committee, which, as of March 3, 2000, was composed of William R. Toller (Chairman), David L. Mitchell and Herbert A. Cohen, has responsibility for establishing and reviewing employee and consultant/advisor compensation, bonuses and incentive compensation awards, administering and interpreting the Company's 1996 Stock Option Plan, and determining the recipients, amounts and other terms (subject to the requirements of the 1996 Stock Option Plan) of options which may be granted under the 1996 Stock Option Plan from time to time and providing guidance to management in connection with establishing additional benefit plans. The Executive and Finance Committee was composed of Paul E. Hannesson, Bentley J. Blum and William R. Toller as of March 3, 2000, and has the authority and responsibility of the full Board of Directors to supervise and oversee the financial practices and policies of the Company, to oversee the adoption of significant accounting policies, and to manage the Company between meetings of the Board of Directors, subject to certain limitations. The Executive and Finance Committee also has the authority and responsibility for making recommendations to the Board of Directors regarding nominees to serve as directors of the Company.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1999, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1999, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the shares of Common Stock of the Company failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1999.

ITEM 11.      EXECUTIVE COMPENSATION.
--------      -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during the fiscal years ended December 31, 1999 and 1998, the Transition Period and for the fiscal year ended June 30, 1997 to the person serving as the Company's current Chief Executive Officer, to each of the Company's most highly compensated executive officers other than the Chief
Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such period.


                                                                      Summary Compensation Table


                                             Annual Compensation                                   Long-Term Compensation
                              -------------------------------------------------   --------------------------------------------------
                                                                    Other                     Securities
                                                                    Annual        Restricted      Under-                   All Other
                                                                    Compen-         Stock         lying         LTIP        Compen-
 Name and Principal                        Salary      Bonus        sation         Award(s)       Options      Payouts      sation
    Position                  Year          ($)         ($)          ($)             ($)           (#)          ($)          ($)
------------------------      ----         ------      -----        ------        ----------   -----------     -------     ---------

Paul E. Hannesson             1999            -0-        -0-          -0-            -0-              -0-         -0-          -0-
Chief Executive Officer       1998         94,504(3)     -0-        2,610(5)         -0-          280,000         -0-          -0-
                              1997(1)      80,067(3)  20,270(4)     4,865(5)         -0-              -0-         -0-          -0-
                              1997(2)      49,375(3)  12,500(4)     3,000(5)         -0-          175,000         -0-          -0-

James M. DeAngelis            1999            -0-        -0-          -0-            -0-              -0-         -0-          -0-
Senior Vice President         1998        107,005        -0-          -0-            -0-          187,500         -0-          -0-
                              1997(1)      72,500     20,500          -0-            -0-              -0-         -0-          -0-
                              1997(2)     120,833     20,500          -0-            -0-          101,250         -0-          -0-

Kenneth J. Houle(7)           1999            -0-        -0-          -0-            -0-              -0-         -0-          -0-
Former President & Chief      1998        100,243        -0-          -0-            -0-              -0-         -0-          -0-
Operating Officer             1997(1)      90,000     27,000          -0-            -0-              -0-         -0-          -0-
                              1997(2)      77,596(6)  27,000          -0-            -0-          100,000         -0-          -0-
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

(7)      Mr. Houle passed away in May 1998.

STOCK OPTIONS

         No stock options were granted in 1999. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 1999.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The individuals who served as members of the Compensation, Stock Option and Benefits Committee (the "Compensation Committee") during the year ended December 31, 1999 were William R. Toller (Chairman), David L. Mitchell and Herbert A. Cohen. Mr. Mitchell and Mr. Cohen constituted two-thirds of the Compensation, Stock Option and Benefits Committees of Applied at December 31, 1999.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee was established in June 1997 and is responsible for, among other things, establishing the compensation policies applicable to executive officers of the Company. The Compensation Committee was composed of William R. Toller (Chairman), David L. Mitchell and Herbert A. Cohen at December 31, 1999, all of whom were non-employee directors of the Company. Mr. Mitchell and Mr. Cohen also constituted two-thirds of the Compensation, Stock Option and Benefits Committee of Applied at December 31, 1999. Decisions on compensation of the executive officers of Applied were made by such individuals in their capacities as members of the Compensation, Stock Option and Benefits Committee. On March 28, 2000, Messrs. Toller, Mitchell and Cohen resigned from the Board of Directors of the Company. All decisions of the Compensation Committee relating to the compensation of the Company's executive officers are reviewed by, and are subject to the final approval of, the full Board of Directors of the Company. During the year ended December 31, 1999, the Compensation, Stock Option and Benefits Committee did not convene nor take any action relating to compensation of any of the executive officers of the Company.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN
                  BENEFICIAL OWNERS AND MANAGEMENT.
                  ---------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 28, 2000 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.




                                                  Number of Shares of Common      Percentage of Outstanding
Name and Address                                      Stock Beneficially                 Common Stock
of Beneficial Owner(1)                                     Owned(2)                  Beneficially Owned
----------------------                            --------------------------      -------------------------

Commodore Environmental Services, Inc.......             12,380,000(3)                      89.1%

Bentley J. Blum.............................             12,430,000(4)                      89.1%

Paul E. Hannesson...........................              1,516,727(5)                      10.7%

James M. DeAngelis..........................                303,844(6)                       2.6%

All executive officers and directors
as a group (3 persons)......................             12,899,500                         89.5%

------------------------

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

(3) Consists of: (a) 10,000,000 shares of the Company's Common Stock held by Commodore Environmental Services LLC, a wholly owned subsidiary of Commodore Environmental Services, Inc.; and (b) 2,380,000 shares of the Company's Common Stock underlying 3,570 shares of the Company's Series B preferred stock held by Commodore Environmental Services, Inc.

(4) Consists of: (a) 50,000 shares of the Company's Common Stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (b) Mr. Blum's indirect beneficial ownership of the Company's common stock based upon Mr. Blum's beneficial ownership of
         (i) 28,479,737 shares and his spouse's ownership of 2,000,000 shares of common stock of Environmental, and (ii) 4,500,000 shares of common stock of Environmental underlying currently exercisable stock options, representing together 52.0% of the outstanding shares of Environmental common stock. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

(5) Consists of: (a) 280,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan and (b) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his beneficial ownership of an aggregate of (i) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (ii) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse, (iii) 500,000 shares of Environmental common stock issued to the Hannesson Family Trust in exchange for the surrender of options to purchase 950,000 shares of Environmental common stock (iv) currently exercisable options to purchase 525,705 shares of Environmental common stock, representing in the aggregate 11.1% of the outstanding shares of Environmental common stock. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr.
         Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children.

(6) Consists of: (a) 1,000 shares of Common Stock; (b) 1,000 shares of Common Stock underlying currently exercisable warrants; (c) 187,500 shares of Common Stock underlying currently exercisable stock options granted to Mr. DeAngelis by the Company under the Plan; and (d) Mr. DeAngelis' indirect beneficial ownership of Common Stock based upon his beneficial ownership of 580,000 shares of Environmental common stock.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------      -----------------------------------------------

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

         Effective September 28, 1998, Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Environmental, acquired
10,000,000 shares of common stock, par value $.001 per share (the "Company Stock"), of the Company, representing approximately 87% of the issued and outstanding shares of capital stock of the Company, from Applied, as part of a debt repayment plan between Environmental and Applied. In addition, Environmental received 3,570 shares of the Company's Series B Preferred Stock which converts into 2,380,000 shares of the Company's common stock in exchange for indebtedness to the Company of $357,000. The acquisition was consummated on December 25, 1998. Environmental currently owns approximately 49% of the outstanding shares of Applied common stock. Bentley J. Blum, a director of COES and the beneficial owner of approximately 52% of the outstanding shares of Environmental common stock, is also a director of Applied and the Company.

         By virtue of the foregoing transaction, the Company had become the direct, 87%-owned subsidiary of Environmental. Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of Applied and the Chairman of the Board and Chief Executive Officer of the Company, and James M. DeAngelis, the Vice President--Finance and Treasurer of Applied and the Vice President--Sales & Marketing of the Company, maintained their current management positions in the Company. The acquisition of the Company by Environmental was accounted for under the purchase method of accounting.

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

                                     PART IV
                                     -------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT
                  SCHEDULES AND REPORTS ON FORM 8-K.
                  ----------------------------------

The following documents are filed as part of this Annual Report:


                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                           Index
--------------------------------------------------------------------------------


                                                                            Page

Report of Tanner + Co.                                                       F-1

Report of PricewaterhouseCoopers LLP                                         F-2

Balance Sheet as of December 31, 1999 and 1998                               F-3

Statements of Operations for the years ended December 31, 1999 and 1998, for the six months ended December 31, 1997, for the year ended
  June 30, 1997 and cumulative amounts since inception                       F-4

Statements of Stockholders' (Deficit) Equity
  Period November 15, 1995 (date of inception)
  through December 31, 1999                                                  F-5

Statements of Cash Flows for the years ended December 31, 1999 and 1998, for the six months ended December 31, 1997, the year ended
  June 30, 1997 and cumulative amounts since inception                       F-7

Notes to Financial Statements                                                F-9


         All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

Exhibits.
---------

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

4.3               Specimen Warrant Certificate.(3)

4.4 Form of Representative's Warrant Agreement between the Company and the Representative, including form of Representative's Warrant therein.(5)

4.5               Specimen Convertible Preferred Stock Certificate.(3)

4.6 Form of Certificate of Designation, Preferences and Rights of 10% Senior Convertible Redeemable Preferred Stock of the Company.(6)

4.7 Certificate of Designation, Preferences and Rights of Series B Convertible Redeemable Preferred Stock of the Company.

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

10.19 Equipment Lease, dated as of November 25, 1997, between the Company and Maryland Environmental Service.(8)

10.20 License Agreement, dated as of November 25, 1997, between the Company and Maryland Environmental Service.(8)

10.21 Equipment Lease, dated as of February 5, 1998, between the Company and Maryland Environmental Service.(8)

10.22 License Agreement, dated as of February 5, 1998 between the Company and Maryland Environmental Service.(8)

10.23 Debt repayment agreement, dated as of September 28, 1998 between Environmental and Applied.(9)

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

Reports on Form 8-K:
--------------------

         None.

                                   SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2000                   COMMODORE SEPARATION TECHNOLOGIES, INC.


                                        By: /s/ Paul Hanneson
                                        ----------------------------------------
                                        Paul E. Hannesson, Chairman of the Board
                                        and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ James DeAngelis                            Senior Vice President, Sales and          March 29, 2000
------------------------------------------
James M. DeAngelis                             Marketing (principal financial and
                                               accounting officer)

/s/ Paul Hanneson                              Chairman of the Board and Chief           March 29, 2000
------------------------------------------
Paul E. Hannesson                              Executive Officer (principal executive
                                               officer)

/s/ Bentley Blum                               Director                                  March 29, 2000
------------------------------------------
Bentley J. Blum
