Form 10-Q
period 2000-03-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2000-04-10
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     --------------------------------------
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                    11-3299195
              --------                                    ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                              Number)


    3240 Town Point Drive, Suite 200
          Kennesaw, Georgia                                        30144
          -----------------                                        ------
(Address of Principal Executive Offices)                          (Zip Code)


        Registrant's telephone number, including area code (770) 422-1518
                                                           --------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X        NO


    Number of shares of common stock outstanding at April 7, 2000 (latest practicable date):

                       Issued and Outstanding: 11,583,575
                                               ----------

                      COMMODORE SEPARATION TECHNOLOGIES,INC

                                    FORM 10-Q


                                      INDEX





                                                                   PAGE
                                                                   ----


PART I.      FINANCIAL INFORMATION
             ---------------------


Item 1.      Financial Statements (Unaudited)


             Condensed Balance Sheets -
               March 31, 2000 and December 31, 1999...............   4


             Condensed Statement of Operations -
               Three months ended March 31, 2000 and 1999.........   5

             Condensed Statement of Cash Flows -
                      Three months ended March 31, 2000 and
               March 31, 1999.....................................   6


             Notes to Condensed Financial Statements..............   7


Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............   8


PART II.     OTHER INFORMATION ...................................  13
--------     -----------------


SIGNATURES .......................................................  14

                       PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements


                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                                            March 31,     December 31,
                                                                               2000          1999
                                                                         ------------     ------------
                                                                           (unaudited)


ASSETS

Cash and cash equivalents                                                $          3     $         16
Restricted cash                                                                   220              220
Accounts receivable, net                                                           10               10
Inventory, net                                                                    519              519
Prepaid assets and other current assets                                             -                -
                                                                         ------------     ------------

             TOTAL CURRENT ASSETS                                                 752              765

Property and equipment ,net                                                       852              963
Intangible assets, net                                                            184              180
                                                                         ------------     ------------

          TOTAL ASSETS                                                   $      1,788     $      1,908
                                                                         ============     ============




                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)

                                                                            March 31,     December 31,
                                                                               2000          1999
                                                                         ------------     ------------
                                                                           (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                       $        307     $        352
  Accrued expenses                                                                108               78
  Unearned revenue                                                                263              263
  Due to related parties                                                        1,153              896
                                                                         ------------     ------------

             TOTAL CURRENT LIABILITIES                                          1,831            1,589

Accrued dividends                                                               1,070              916
                                                                         ------------     ------------

             TOTAL LIABILITIES                                                  2,901            2,505

Commitments and contingencies                                                       -                -

Stockholders' Equity:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 598,000 and 600,000                                                 1                1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                                               -                -
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding 11,520,908 and
    11,515,575                                                                     11               11
  Additional paid in capital                                                   10,650           10,804
  (Deficit)                                                                   (11,775)         (11,413)
                                                                         ------------     ------------

             TOTAL STOCKHOLDERS' EQUITY                                        (1,113)            (597)
                                                                         ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      1,788     $      1,908
                                                                         ============     ============



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)


                                                                               Three months ended
                                                                                   March 31,
                                                                               2000            1999
                                                                         ------------     ------------
                                                                                  (unaudited)

REVENUES

  Contract revenues                                                      $          8     $        264

COSTS AND EXPENSES
  Cost of sales                                                                    40              319
  Research and development                                                         65               90
  General and administrative                                                      146              149
  Depreciation and amortization                                                   114              129
  Sales and marketing expense                                                       5                4
                                                                         ------------     ------------
                                                                                  370              691
                                                                         ------------     ------------
                                                                                 (362)            (427)

Interest income                                                                                      8
                                                                         ------------     ------------

NET LOSS                                                                 $     (  362)    $       (419)
                                                                         ============     ============


NET LOSS PER SHARE  (Based on
  weighted average shares of
  11,516,000)*                                                           $       (.03)    $       (.04)



* Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.









                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)



                                                                               Three months ended
                                                                                   March 31,
                                                                               2000            1999
                                                                         ------------     ------------
                                                                                  (unaudited)

OPERATING ACTIVITIES
  Net (loss)                                                             $       (362)    $       (419)
   Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                               114              129
       Issuance of common stock
   Changes in assets and liabilities:
      Accounts payable                                                            (45)              92
      Accrued liabilities                                                          30              (40)
      Unearned revenue                                                                            (187)
      Inventory                                                                                    267
      Accounts receivable                                                                          (15)
      Receivables from related party
      Other assets                                                                                   1
                                                                         ------------     ------------
             NET CASH USED IN OPERATING ACTIVITIES                               (263)            (172)
                                                                         ------------     ------------

INVESTING ACTIVITIES
  Purchase and construction of equipment                                            -                -
  Acquisition of intangible assets                                                 (7)              (7)
                                                                         ------------     ------------
             NET CASH USED IN INVESTING ACTIVITIES                                 (7)              (7)
                                                                         ------------     ------------

FINANCING ACTIVITIES
  Borrowings from stockholder                                                     257                -
  Decrease in capital lease obligation                                                              (2)
                                                                         ------------     ------------
         NET CASH USED IN FINANCING ACTIVITIES                                    257               (2)
                                                                         ------------     ------------

INCREASE (DECREASE) IN CASH                                                       (13)            (181)

  Cash at beginning of period                                                      16              209
                                                                         ------------     ------------

CASH AT END OF PERIOD                                                    $          3     $         28
                                                                         ============     ============


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2000


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

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

    The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 1999.

    The Company was incorporated on November 15, 1995, under the laws of the State of Delaware. The Company is a process technology company which has developed and continue commercializing its separation technology and recovery system, known as SLiM (TM). The Company believes SLiM (TM) is capable of effectively separating and extracting solubilized materials. The Company has been awarded its first commercial contracts in November 1997 and February 1998 and has commenced operations on one contract in March 1999 and plans to commence operations on the second contract in May 2000.

    On September 29, 1998, Commodore Applied Technologies, Inc. ("Applied") transferred its 87% ownership in the Company to Commodore Environmental Services LLC ("LLC"), a wholly-owned subsidiary of Commodore Environmental Services, Inc. ("Environmental") in connection with a debt restructuring agreement between Applied and Environmental.

B - Contingencies

    The Company has no outstanding matters of litigation as of April 7, 2000.

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operation
             ----------------------------------

General
-------

     The Company organized in November 1995, has since its inception developed a strategic operating plan, hired personnel to implement its operating plan, engineered and built commercial scale supported liquid membrane processing units, conducted on-site demonstrations for potential customers and commenced operations at its first installations.

    The Company is beginning to develop an operating history, but operations have been limited to the commencement of its first commercial contracts. Until the operating history matures, the Company is subject to all of the business risks associated with a new enterprise, such as the risks of unforeseen capital requirements, market acceptance, and competitive disadvantages against larger and more established companies. During the period from November 15, 1995 (date of inception) to March 31, 2000, the Company has incurred a net loss of $11,767,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There is no assurance as to whether or when the Company will generate material revenues or profits.


Results from Operations
-----------------------

     Revenues were $8,000 for the three months ended March 31, 2000 compared to $264,000 for the three months ended March 31, 1999. Such revenues for 1999 were primarily due to the Company's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations.

    For the three months ended March 31, 2000, the Company had incurred $38,000 in cost of sales relating to the Port of Baltimore Contracts. For the three months ended March 31, 1999, the Company had incurred $319,000 primarily relating to cost of sales relating to the Port of Baltimore contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

    For the three months ended March 31, 2000, the Company incurred research and development costs of $65,000, as compared to $90,000 for the three months ended March 31, 1999. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 primarily due to cutbacks in order to preserve capital.

    General and administrative expenses for the three months ended March 31, 2000 were $146,000 as compared to $148,000 for the three months ended March 31, 1999. The results are comparable.

    Depreciation and amortization decreased from $129,000 for the three months ended March 31, 1999 to $114,000 for the three months ended March 31, 2000. This is a direct result of some of the Company's equipment being fully depreciated in 1999.

    The Company had a net loss of $362,000 for the three-month period ended March 31, 2000 as compared to a net loss of $419,000 for the three-month period ended March 31, 1999. The decreased net loss is attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources
-------------------------------

    The Company has a working capital deficit of $1,079,000 on March 31, 2000 as compared to a working capital deficit of $824,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first quarter of 2000 less depreciation and amortization expenses.

    The Company continues to be dependent upon financing through outside sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. In the event such external financing is not available on terms acceptable to the Company, the Company may be able to obtain interim financing from Environmental. There can be no assurances, however, that the Company will be able to obtain any financing from Environmental.


Net Operating Losses
--------------------

    At March 31, 2000, the Company had tax loss carryforwards of approximately $11,700,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.


Forward-Looking Statements
--------------------------

    Certain matters discussed in this Annual Report are "forward- looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the
Company's plans and objective for future operations and expansion. Any such forward- looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward- looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on factsand conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Furthermore, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protectionfor its technology; developments in environmental legislation and regulation; the ability of the Company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenue and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.               Legal Proceedings

                      There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.

ITEM 6.               Exhibits and Reports on From 8-K

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




                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                         (Registrant)



                                         By -----------------------------------
                                         James M. DeAngelis - Vice President

                                         (As both a duly authorized
                                         Officer of the Registrant
                                         and the Chief Accounting
                                         Officer of the Registrant)










Date:   April 7, 2000