Form 10-Q
period 2000-06-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2000-08-15
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

  XX         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 2000
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)


   SDELAWARE                                          11-3299195
 (State or other jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization)         Number)


                     150 East 58th Street, Suite 3238 10155
                          New York, New York (Zip Code)
                    (Address of Principal Executive Offices)


        Registrant's telephone number, including area code (212) 308-5800



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO


Number of shares of common stock outstanding at July 25, 2000
(latest practicable date):

 Issued and Outstanding: 11,583,575

                      COMMODORE SEPARATION TECHNOLOGIES,INC

                                    FORM 10-Q


                                      INDEX


                                                                        PAGE



PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements (Unaudited)

               Condensed Balance Sheets -
               June 30, 2000 and December 31, 1999...................    4


               Condensed Statement of Operations -
               Three and six months ended June 30, 2000 and 1999.....    5

               Condensed Statement of Cash Flows -
               Six months ended June 30, 2000 and
               June 30, 1999.........................................    6


               Notes to Condensed Financial Statements...............    7


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................    8


PART II.      OTHER INFORMATION .....................................   12


              SIGNATURES ............................................   13

                       PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements


                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                      June 30,     December 31,
                                                        2000          1999
                                                     -------        -------
                                                           (unaudited)
ASSETS

Cash and cash equivalents                            $     2        $    16
Restricted cash                                          220            220
Accounts receivable, net                                  59             10
Inventory, net                                             -            519
                                                     -------        -------

        TOTAL CURRENT ASSETS                             281            765
                                                     -------        -------
Property and equipment ,net                                -            963
Intangible assets, net                                   181            180
                                                     -------        -------
        TOTAL ASSETS                                 $   462        $ 1,908


                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)

                                                      June 30,     December 31,
                                                        2000          1999
                                                     -------        -------
                                                            (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     $  320      $   352
  Accrued expenses                                        108           78
  Accrued expenses - contract                             263          263
  Due to related parties                                1,141          896
                                                      -------      -------
        TOTAL CURRENT LIABILITIES                       1,832        1,589
                                                      -------      -------
Accrued dividends                                       1,224          916
                                                      -------      -------
        TOTAL LIABILITIES                               3,056        2,505
                                                      -------      -------
Commitments and contingencies                               -            -

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 598,000 and 600,000                         1            1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                       -            -
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding 11,583,575 and
    11,515,575                                             11           11
  Additional paid in capital                           10,496       10,804
  Accumulated (Deficit)                               (13,102)     (11,413)
                                                      -------      -------
        TOTAL STOCKHOLDERS' DEFICIT                    (2,594)        (597)
                                                      -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $   462      $ 1,908
                                                      -------      -------

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                                    Three months ended        Six months ended
                                                        June 30,                 June 30,
                                                    2000         1999          2000        1999
                                                   -------       -------      -------      ------
                                                                     (unaudited)
REVENUES

  Contract revenues                               $    59       $    20      $    67     $   284

COSTS AND EXPENSES

  Cost of sales                                        54            50           94         369
  Research and development                             46           110          111         200
  General and administrative                          130           218          276         367
  Reserve for inventory obsolesence                   519             -          519           -
  Impairment of long lived assets                     428             -          428           -
  Write off of leasehold improvements                  85             -           85           -
  Depreciation and amortization                       115           129          229         258
  Sales and marketing expense                           9             1           14           5
                                                  -------       -------      -------      ------
                                                    1,386           508        1,756       1,199
                                                  -------       -------      -------      ------
                                                   (1,327)         (488)      (1,689)       (915)

Interest income                                         -             -            -           8
                                                  -------       -------      -------      ------
NET LOSS                                          $(1,327)      $  (488)     $(1,689)     $ (907)
                                                  -------       -------      -------      ------

NET LOSS PER SHARE  (Based on
  weighted average shares of
  11,580,000 and 11,550,000 in
  2000 and 11,516,000in 1999)*                    $  (.11)      $  (.04)     $  (.15)     $ (.08)
                                                  -------       -------      -------      ------


* Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)

                                                                Six months ended
                                                                     June 30,
                                                               2000             1999
                                                               -------         ------
                                                                      (unaudited)
OPERATING ACTIVITIES
  Net (loss)                                                   $ (1,689)      $  (907)
   Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                 229           258
      Write off of leasehold improvements                            85             -
      Reserve for inventory obsolesence                             519             -
      Impairment of long lived assets                               428             -
   Changes in assets and liabilities:
      Accounts payable                                              (32)          265
      Accrued liabilities                                            30           (42)
      Unearned revenue                                                -          (187)
      Inventory                                                       -           181
      Accounts receivable                                           (49)          (21)
      Other assets                                                    -             1
                                                                -------        ------
                NET CASH USED IN OPERATING ACTIVITIES              (479)         (452)
                                                                -------        ------
INVESTING ACTIVITIES
  Sale of equipment                                                 228             -
  Purchase and construction of equipment                              -            (2)
  Acquisition of intangible assets                                   (8)           (8)
                                                                -------        ------
                NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                                220           (10)
                                                                -------        ------
FINANCING ACTIVITIES
  Borrowings from stockholder                                       245           264
  Decrease in capital lease obligation                                -            (4)
                                                                -------        ------
                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                245           260
                                                                -------        ------
DECREASE IN CASH                                                    (14)         (202)

  Cash at beginning of period                                        16           209
                                                                -------        ------
CASH AT END OF PERIOD                                            $    2        $    7
                                                                -------        ------

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2000


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

B - Contingencies

The Company is currently in negotiation with the bonding company which issued a performance bond for the Port of Baltimore project. The outcome of this negotiation cannot be determined at this time.

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

The Company has developed a limited operating history with the commencement of its first commercial contracts. During the period from November 15, 1995 (date of inception) to June 30, 2000, the Company has incurred a net loss of $13,102,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There is no assurance as to whether or when the Company will generate material revenues or profits.

In April 2000, the Company was notified by Maryland Environmental Services ("MES") requesting the removal of the SLiM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that the Company had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate which resulted in the total chromium consentrations to exceed contract specified amounts. The Company has made several attempts to remove the trace amounts of Chromium III, including the use of alternate technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

In June 2000, the Company closed its Kennesaw, Georgia facility. As a result, the Company transferred approximately $228,000 of lab equipment and furniture and fixtures to Commodore Environmental Services, Inc. "Environmental", the owner of 87% of the issued and oustanding common stock of the Company, in exchange for $228,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released.

As a result of the closure of the Kennesaw facility and the transfer of equipment and inventory to a storage facility, the Company has recorded a reserve for inventory obsolesence of $519,000, an impairment reserve on long lived assets of $428,000 and a write off of leasehold improvements of $85,000 in the period ended June 30, 2000. The Company plans to continue to search for applications for its technology.

Results from Operations


Revenues were $59,000 for the three months ended June 30, 2000 compared to $20,000 for the three months ended June 30, 1999. Revenues for the six months ended June 30, 2000 were $67,000 as compared to $284,000 for the six months ended June 30, 1999. Such revenues for 1999 were primarily due to the Company's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations. At the request of the customer, in May 2000, the Company had withdrawn its equipment from the Port of Baltimore.

For the three months ended June 30, 2000, the Company had incurred $54,000 in cost of sales as compared to $50,000 for the three months ended June 30, 1999. For the six month period ended June 30, 2000, cost of sales were $94,000 as compared to $369,000 for the six month period ended June 30, 1999. 1999 cost of sales relate primarily to the Port of Baltimore Contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

For the three months ended June 30, 2000, the Company incurred research and development costs of $46,000, as compared to $110,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000, the Company incurred $111,000 as compared to $200,000 for the six month period ended June 30, 1999. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development decreased for the three month and six month periods ended June 30, 2000 as compared to the three and six month periods ended June 30, 1999 primarily due to cutbacks in order to preserve capital.

General and administrative expenses for the three months ended June 30, 2000 were $130,000 as compared to $218,000 for the three month period ended June 30, 1999. General and administrative expenses for the six month period ended June 30, 2000 were $276,000 as compared to $367,000 for the six months ended June 30, 1999. The results are comparable. General and administrative expenses decreased for the three month and six month periods ended June 30, 2000 as compared to the three and six month periods ended June 30, 1999 primarily due to cutbacks in order to preserve capital.

Depreciation and amortization decreased from $129,000 for the three months ended June 30, 1999 to $115,000 for the three months ended June 30, 2000. This is a direct result of some of the Company's equipment being fully depreciated in 1999.

In June 2000, the Company closed its Kennesaw, Georgia facility. As a result, the Company transferred approximately $228,000 of lab equipment and furniture and fixtures to Commodore Environmental Services, Inc. "Commodore" in exchange for $228,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or been released.

As a result of the closure of the Kennesaw facility and the transfer of equipment and inventory to a storage facility, the Company has recorded a reserve for inventory obsolesence of $519,000, an impairment reserve on long lived assets of $428,000 and a write off of leasehold improvements of $85,000 in the period ended June 30, 2000.

The Company had a net loss of $1,689,000 for the six month period ended June 30, 2000 as compared to a net loss of $907,000 for the six month period ended June 30, 1999. The increase in net loss is attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources


The Company has a working capital deficit of $1,551,000 on June 30, 2000 as compared to a working capital deficit of $824,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the six months ended June 30, 2000 less depreciation and amortization expenses, the impairment writedown, the write down of leasehold improvements and the transfer of fixed assets as partial payment for outstanding indebtedness.

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

Net Operating Losses


At June 30, 2000, the Company had tax loss carryforwards of approximately $11,700,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.


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




                                        COMMODORE SEPARATION TECHNOLOGIES, INC.
                                        (Registrant)



                                        By  /s/ Andrew P. Oddi
                                        Andrew P. Oddi - Vice President

                                        (As both a duly authorized
                                        Officer of the Registrant
                                        and the Chief Accounting
                                        Officer of the Registrant)




















Date:   August 14, 2000