Form 10-Q
period 2000-09-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2000-11-14
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000
                                       OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                    ----------------------------------------
             (Exact name of Registrant as specified in its charter)


              DELAWARE                                       11-3299195
              --------                                       ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                              Number)


    150 East 58th Street, Suite 3238                         10155
          New York, New York                                 -----
         -------------------                               (Zip Code)
Address of Principal Executive Offices)


        Registrant's telephone number, including area code (212) 308-5800
                                                           --------------



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES     X        NO


    Number of shares of common stock outstanding at October 25, 2000 (latest practicable date):

                       Issued and Outstanding: 11,596,908
                                               ----------

                      COMMODORE SEPARATION TECHNOLOGIES,INC

                                    FORM 10-Q


                                      INDEX



                                                                            PAGE
                                                                            ----


PART I.      FINANCIAL INFORMATION



Item 1.      Financial Statements (Unaudited)


             Condensed Balance Sheets -
               September 30, 2000 and December 31, 1999..............          4


             Condensed Statement of Operations -
               Three and nine months ended
               September 30, 2000 and 1999...........................          5

             Condensed Statement of Cash Flows -
               Nine months ended September 30, 2000 and
               September 30, 1999....................................          6


             Notes to Condensed Financial Statements.................          7


Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................          8


PART II.              OTHER INFORMATION .............................         12
--------              -----------------


SIGNATURES ..........................................................         13

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------


                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                                          September 30,  December 31,
                                                                               2000          1999
                                                                           ------------   ------------
                                                                           (unaudited)


ASSETS

Cash and cash equivalents                                                   $       6        $     16
Restricted cash                                                                   220             220
Accounts receivable, net                                                           16              10
Inventory, net                                                                      -             519
                                                                            ---------        --------

             TOTAL CURRENT ASSETS                                                 242             765

Property and equipment ,net                                                         -             963
Intangible assets, net                                                            178             180
                                                                            ---------        --------

          TOTAL ASSETS                                                      $     420        $  1,908
                                                                            =========        ========

                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                                           September 30,  December 31,
                                                                               2000          1999
                                                                           ------------   -----------
                                                                           (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                          $     259        $    352
  Accrued expenses                                                                140              78
  Accrued expenses - contract                                                     263             263
  Due to related parties                                                        1,163             896
                                                                            ---------        --------

             TOTAL CURRENT LIABILITIES                                          1,825           1,589

Accrued dividends                                                               1,368             916
                                                                            ---------        --------

             TOTAL LIABILITIES                                                  3,193           2,505

Commitments and contingencies                                                       -               -

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 569,500 and 600,000                                                 1               1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                                               -               -
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding 11,596,908 and
    11,515,575                                                                     11              11
  Additional paid in capital                                                   10,352          10,804
  Accumulated (Deficit)                                                       (13,137)        (11,413)
                                                                            ---------        --------

             TOTAL STOCKHOLDERS' DEFICIT                                       (2,773)           (597)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $     420        $  1,908
                                                                            =========        ========



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)



                                                           Three months ended   Nine months ended
                                                              September 30,       September 30,
                                                           ------------------   -----------------
                                                            2000       1999     2000       1999
                                                            ----       ----     ----       ----
                                                                        (unaudited)

REVENUES

  Contract revenues                                      $      -    $     45  $    67    $   329

COSTS AND EXPENSES

  Cost of sales                                                13          38      107        407
  Research and development                                      4          81      115        281
  General and administrative                                   11         179      287        546
  Reserve for inventory obsolesence                             -           -      519          -
  Impairment of long lived assets                               -           -      428          -
  Write off of leasehold
    improvements                                                -           -       85          -
  Depreciation and amortization                                 3         115      232        373
  Sales and marketing expense                                   4           1       18          6
                                                         --------    --------  -------    -------
                                                               35         414    1,791      1,613
                                                         --------    --------  -------    -------

                                                              (35)       (369)  (1,724)    (1,284)

Interest income                                                 -           -        -          8
                                                         --------    -------   -------   --------

NET LOSS                                                 $    (35)   $   (369) $(1,724)   $(1,276)
                                                         ========    ========  ========   ========


NET LOSS PER SHARE  (Based on
  weighted average shares of
  11,597,000 and 11,563,000 in
  2000 and 11,516,000 in 1999)*                          $   ( - )   $   (.03) $  (.15)   $  (.11)



* Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.








                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)


                                                                                   Nine months ended
                                                                                      September 30,
                                                                                   -----------------
                                                                                    2000        1999
                                                                                      (unaudited)


OPERATING ACTIVITIES
  Net (loss)                                                                    $  (1,724)   $ (1,276)
   Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                                                   232         373
       Write off of leasehold improvements                                             85           -
      Reserve for inventory obsolesence                                               519           -
      Impairment of long lived assets                                                 428           -
   Changes in assets and liabilities:
      Accounts payable                                                                (93)        275
      Accrued liabilities                                                              62         (42)
      Unearned revenue                                                                  -        (187)
      Inventory                                                                         -         152
      Accounts receivable                                                              (6)        (11)
      Other assets                                                                      -           1
                                                                                ---------    --------
             NET CASH USED IN OPERATING ACTIVITIES                                   (497)       (715)
                                                                                ---------    --------

INVESTING ACTIVITIES
  Purchase and construction of equipment                                                -         (31)
  Acquisition of intangible assets                                                     (8)         (8)
                                                                                ---------    --------
             NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES                                                   (8)        (39)
                                                                                ---------    --------

FINANCING ACTIVITIES
  Borrowings from stockholder                                                         495         553
  Decrease in capital lease obligation                                                  -          (4)
                                                                                ---------    --------
         NET CASH PROVIDED BY
                FINANCING ACTIVITIES                                                  495         549
                                                                                ---------    --------

DECREASE IN CASH                                                                      (10)       (205)

  Cash at beginning of period                                                          16         209
                                                                                ---------    --------

CASH AT END OF PERIOD                                                           $       6    $      4
                                                                                =========    ========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2000


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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

ITEM 2.      Management's Discussion and Analysis of Financial
             -------------------------------------------------
             Condition and Results of Operation
             ----------------------------------

General
-------

     The Company, organized in November 1995, has since its inception developed a strategic operating plan, hired personnel to implement its operating plan, engineered and built commercial scale supported liquid membrane processing units, conducted on-site demonstrations for potential customers and commenced operations at its first installations.

     The Company has developed a limited operating history with the commencement of its first commercial contracts. During the period from November 15, 1995 (date of inception) to September 30, 2000, the Company has incurred a net loss of $13,137,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There is no assurance as to whether or when the Company will generate material revenues or profits.

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

Results from Operations
-----------------------

     Revenues were $0 for the three months ended September 30, 2000 compared to $45,000 for the three months ended September 30, 1999. Revenues for the nine months ended September 30, 2000 were $67,000 as compared to $329,000 for the nine months ended September 30, 1999. Such revenues for 1999 were primarily due to the Company's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations. At the request of the customer, in May 2000, the Company had withdrawn its equipment from the Port of Baltimore.

     For the three months ended September 30, 2000, the Company had incurred $13,000 in cost of sales as compared to $38,000 for the three months ended September 30, 1999. For the nine month period ended September 30, 2000, cost of sales were $107,000 as compared to $407,000 for the nine month period ended September 30, 1999. 1999 cost of sales relate primarily to the Port of Baltimore contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

     For the three months ended September 30, 2000, the Company incurred research and development costs of $4,000, as compared to $81,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the Company incurred $115,000 as compared to $281,000 for the nine month period ended September 30, 1999. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset. Research and development decreased for the three month and nine month periods ended September 30, 2000 as compared to the three and nine month periods ended September 30, 1999 primarily due to cutbacks in order to preserve capital.

     General and administrative expenses for the three months ended September 30, 2000 were $11,000 as compared to $179,000 for the three month period ended September 30, 1999. General and administrative expenses for the nine month period ended September 30, 2000 were $287,000 as compared to $546,000 for the nine months ended September 30, 1999. The results are comparable. General and administrative expenses decreased for the three month and nine month periods ended September 30, 2000 as compared to the three and nine month periods ended September 30, 1999 primarily due to cutbacks in order to preserve capital.

     Depreciation and amortization decreased from $115,000 for the three months ended September 30, 1999 to $3,000 for the three months ended September 30, 2000. This is a direct result of all of the Company's equipment being fully reserved for in the second quarter of 2000.

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

     The Company had a net loss of $1,724,000 for the nine month period ended September 30, 2000 as compared to a net loss of $1,276,000 for the nine month period ended September 30, 1999. The increase in net loss is attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources
-------------------------------

     The Company has a working capital deficit of $1,583,000 on September 30, 2000 as compared to a working capital deficit of $824,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the nine months ended September 30, 2000 less depreciation and amortization expenses, the impairment writedown, the write down of leasehold improvements and the transfer of fixed assets as partial payment for outstanding indebtedness.

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

Net Operating Losses
--------------------

     At September 30, 2000, the Company had tax loss carryforwards of approximately $13,100,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.


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




                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                         (Registrant)



                                         By  /s/ Andrew P. Oddi
                                         ---------------------------------------
                                         Andrew P. Oddi - Vice President

                                         (As both a duly authorized
                                          Officer of the Registrant
                                          and the Chief Accounting
                                          Officer of the Registrant)



Date:   November 13, 2000