Form 10-K
period 2000-12-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2001-04-16
CIK 1022381

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

                   For the fiscal year ended December 31, 2000

                         Commission file number 0-22291

                     Commodore Separation Technologies, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

       Delaware                                                  11-3299195
       (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

       150 East 58th Street, Suite 3238
       New York, New York                                          10155
       (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code: (212) 308-5800

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 22, 2001 with an aggregate market value of approximately $96,000 (based upon the average bid and asked prices of the Common Stock on March 22, 2001 as quoted by the Nasdaq Small Cap Market).

         As of March 22, 2001, 11,596,908 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS


                                                                                                                 Page
                                                                                                                 ----


PART I............................................................................................................1


         ITEM 1. BUSINESS.........................................................................................1

                    General.......................................................................................1
                    The SLiM Technology...........................................................................2
                    Contracts.....................................................................................4
                    Markets and Customers.........................................................................5
                    Raw Materials.................................................................................6
                    Backlog.......................................................................................6
                    Research and Development......................................................................6
                    Intellectual Property.........................................................................6
                    Competition...................................................................................7
                    Government Regulation.........................................................................7
                    Environmental Matters.........................................................................8
                    Employees.....................................................................................8

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

         ITEM 6. SELECTED FINANCIAL DATA.........................................................................10


         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........11

                    General......................................................................................11
                    Results of Operations........................................................................12
                    Liquidity and Capital Resources..............................................................13
                    Net Operating Losses.........................................................................14
                    Forward-Looking Statements...................................................................15

         ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................15


         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................15


         ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........16



                                                                                                                 Page
                                                                                                                 ----


PART III.........................................................................................................17


         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................17

                    Executive Officers and Directors.............................................................17
                    Compensation of Directors....................................................................18
                    Compliance with Section 16(a) of the Exchange Act............................................18

         ITEM 11. EXECUTIVE COMPENSATION.........................................................................19

                    Summary Compensation.........................................................................19
                    Stock Options................................................................................19
                    Employment Agreements........................................................................20


         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................20


         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................21

                    Organization and Capitalization of the Company...............................................21
                    Offices......................................................................................22
                    Services Agreement...........................................................................22
                    Future Transactions..........................................................................23

PART IV..........................................................................................................24
-------


         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................24


SIGNATURES.......................................................................................................27
----------

                                     PART I
                                     ------

ITEM 1.       BUSINESS.
-------       ---------

GENERAL

         Commodore Separation Technologies, Inc., a Delaware corporation (the "Company"), has developed its separation technology and recovery system known as SLiM(TM) (supported liquid membrane). Based on its historical research and development program, the Company believes that SLiM can separate and recover solubilized metals, radionuclides, biochemicals and other targeted elements from aqueous and possibly gaseous waste streams in degrees of concentration and purity which permit both the reuse of such elements and the ability for the waste water or gas to be disposed of as non-toxic effluent with little or no further treatment. SLiM utilizes a process whereby a contaminated aqueous or gaseous feedstream is introduced into a fibrous membrane unit or module containing a proprietary chemical solution, the composition of which is customized depending on the types and concentrations of compounds in the feedstream. As the feedstream enters the membrane, the targeted substance reacts with SLiM's proprietary chemical solution and is extracted through the membrane into a strip solution where it is then stored. The remaining feedstream is either recycled or discharged free of the extractant(s). In some instances, additional treatment may be required prior to discharge.

         In December 1997 and February 1998, the Company was awarded its first two commercial contracts from Maryland Environmental Service ("MES") to use its SLiM technology in connection with the removal of chromium in water leaching from waste sites at Baltimore Harbor and potentially polluting the Chesapeake Bay. The Company installed the SLiM based processing systems as per contract but was unable to remove the chromium due to third party technology failures. The Company removed the SLiM based processing systems in June of 1999 at the request of MES. Prior to these awards, the Company had performed a series of on-site demonstrations of SLiM, in which a SLiM unit, in a single feedstream passthrough, reduced the contamination level of chromium from more than 630 parts per million (ppm) to less than one ppm. Under a license agreement with Lockheed Martin Energy Research Corporation, the Company also has received the exclusive worldwide license (subject to a government use license) to use and develop its SLiM technology for separating the radionuclides, technetium and rhenium, from mixed wastes containing radioactive materials. The Company's business strategy is to pursue these and other opportunities for SLiM and to seek marketing arrangements with established engineering and environmental services firms to use SLiM.

         To finance the significant growth experienced by the Company, the Company raised a net amount equal to approximately $11,100,000 from an initial public offering of its preferred stock, common stock and warrants in April and May 1997 (the "IPO"). As of March 22, 2001 approximately 86% of the Company's common stock was owned by Commodore Environmental Services, LLC ("LLC"), a wholly owned subsidiary of Commodore Environmental Services, Inc., a Delaware corporation ("Environmental"). Effective as of September 28, 1998, Commodore Applied Technologies, Inc., a Delaware Corporation ("Applied"), transferred its 87% interest in the Company to Environmental as part of a debt restructuring agreement consummated between the two companies following the completion of fairness opinions.

         In April 2000, the Company was notified by Maryland Environmental Services ("MES") requesting the removal of the SliM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that the Company had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate, which resulted in the total chromium concentrations to exceed contract specified amounts. The Company has made several attempts to remove trace amounts of Chromium III, including the use of alternative technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.


         In June 2000, the Company closed its Kennesaw, Georgia facility. As a result, the Company transferred approximately $227,000 of lab equipment and furniture and fixtures to Commodore Environmental Services, Inc. "Environmental", the owner of 87% of the issued and outstanding common stock of the Company, in exchange for $227,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released.

         As a result of the closure, the Company has recorded a reserve for inventory obsolescence of $519,000, an impairment reserve on long-lived assets of $428,000 and a write off of leasehold improvements of $85,000 in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology. The Company has no ongoing operations as of December 31, 2000.

         The Company was incorporated in Delaware in November 1995. The Company's principal executive offices are located at 150 East 58th Street, Suite 3238, New York, New York 10155, and its telephone number at that address is
(212) 308-5800.

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

         SLiM involves passing a contaminated aqueous or gaseous feedstream through a porous, hollow fiber membrane unit or module. This module is previously loaded with chemicals whose composition varies depending on the targeted substance in the feedstream. As the feedstream enters the module, the metal or other substance to be extracted reacts with the proprietary chemical combination in the module, and the metallic or other ions are extracted through the membrane into a strip solution that is concentrated and gathered in a separate storage container. The balance of the feedstream is either recycled or simply discharged as normal effluent. In some instances, additional treatment may be required prior to discharge, or discharge may need to be made in a regulated manner. The Company believes that SLiM can be utilized in many instances for the separation and recovery of solubilized metals (e.g., chromium, cobalt, copper, zinc, strontium, calcium, nickel, cadmium, silver, mercury, platinum and lead) and, with refinement, radionuclides, gas, organics and biochemicals.

         The typical SLiM module is cylindrical in shape. The module casing is typically constructed of plastic and contains the fibers through which the targeted element or compound is separated from the contaminated feedstream. Pumps and pipes feed the contaminated feedstock from its point of origin (such as a metal plating tank or bath) into the module. Additional pumps and pipes recycle the strip solution that concentrates the contaminant that is being deposited continuously by the Company's proprietary chemicals resident in the membrane. The Company formulates the chemical mixture for the process in each customer application, and performs the initial installation of the equipment at the customer site. The customer will either operate the equipment itself using computer data links to the Company, which will monitor the equipment and process while in operation, or the Company will enter into service contracts with the customer to operate the equipment at the customer's site.

         Operational Characteristics

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams and the creation of sludges and other harmful by-products that require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chrome and chromium materials from wastewater streams, and precipitation results in the production of sludge that requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times and are relatively expensive. The Company believes that SLiM may be a cost-effective alternative to other existing forms of membrane filtration technology in that it:

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

CONTRACTS

         Port of Baltimore Contracts. In November 1997, the Company was awarded its first commercial project by the State of Maryland and entered into a multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. The contract, dated as of November 25, 1997 (the "Hawkins Point Contract"), provides that the Company will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $250,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. The Company also reserved the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment was installed in 1998. Throughout 1999, the SLiM equipment installed at the Hawkins Point site experienced several operation difficulties due to SLiM's inability to remove "total chromium" to the specified limits on an ongoing commercial basis. The SliM equipment removed the Chromium VI to the specified limits but was unable to remove the Chromium III, solely or in conjunction with third party technology designed for Chromium III removal, to the specified limits of the Hawkins Point Contract. The Company was unable to remove the chromium III due to third party technology failures. The Company removed the SLiM based processing systems in June of 1999 at the request of MES as it was unable to to effectively meet the "total chromium" removal limits specified by the Hawkins Point Contract. In 1999, the Company had generated revenues of approximately $250,000 relating to this contract.

         In February 1998, the Company was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. The contract, dated as of February 5, 1998 (the "Dundalk Contract"), provides that the Company will lease a SLiM unit to MES for a one-time, lump-sum lease payment of $350,000, and will license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realizes by using the SLiM technology as opposed to conventional non-proprietary remediation technology. The Company had satisfied approximately 25% of the terms of the contract and therefore recorded $87,500 in revenues for 1999. As in the case of the Hawkins Point Contract, the Dundalk Contract provided that the Company shall have the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment had been delivered to the site. Throughout the initial startup trials at the Dundalk Marine Terminal, the SLiM equipment had been unable to consistently meet the "total chromium" removal limits. The SliM equipment removed the Chromium VI to the specified limits but was unable to remove trace amounts of Chromium III to the specified limits of the Dundalk Contract. The Company was unable to remove the chromium III due to third party technology failures. The Company removed the SLiM based processing systems in June of 1999 at the request of MES as it was unable to effectively meet the "total chromium" removal limits specified by the Dundalk Contract.

         Lockheed License Agreement. In January 1997, the Company entered into a license agreement (the "Lockheed License Agreement") with Lockheed Martin Energy Research Corporation ("Lockheed Martin"), manager of the Oak Ridge National Laboratory, a United States Department of Energy national laboratory ("Oak Ridge"). Under the terms of the Lockheed License Agreement, the Company received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. The Company also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, the Company made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement, which may be terminated at any time solely by the Company, has a term which will last until the end of the life of all patents or patentable claims described in or ultimately arising out of the patent application filed jointly by the Company and three colleagues of Srinivas Kilambi, Ph.D., the Company's former Senior Vice President--Technology, who worked with him at Oak Ridge, covering their inventions related to radionuclides. Based on tests conducted at Oak Ridge since May 1994, the Company believes that this technology is capable of selectively extracting and recovering technetium, rhenium and other radioactive isotopes as a concentrated aqueous solution that can be reused in various scientific or medical applications or disposed of by government-approved techniques including long-term storage. The Company believes that this technology may remediate nuclear wastewater stored at the Department of Energy's (the " DOE") atomic energy plants in Rocky Flats, Colorado; Idaho Falls, Idaho; Paducah, Kentucky; Weldon Springs, Missouri; Frenchman Flat, Nevada; Los Alamos, New Mexico; Aiken, South Carolina; Oak Ridge, Tennessee; Pantex, Texas; and Hanford, Washington, and intends to pursue such opportunities. According to DOE sources, there are approximately 100 million gallons of mixed radioactive and hazardous chemical waste stored at these plants.

MARKETS AND CUSTOMERS

         Overview

         Based on market data compiled by the Company, the Company estimates that, as of December 31, 2000, there were approximately 7,000 companies operating metal plating and metal finishing facilities in the United that may be potential users of the SliM technology. Additionally, there were more than 1,000 biochemical, bulk drug manufacturing and pharmaceutical companies operating in the United States and Canada that may be potential users of the SLiM technology. The Company believes that the potential international market for the above applications may be equal to the North American market. Federal, state and local government entities are also a potential market for the Company, particularly in the area of environmental remediation and clean-up.

         Commercialization and Marketing Strategy
         Currently, the Company does not have an active commercialization program. Historically, the Company intended to lease its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, the Company will supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, the Company may, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. The Company might obtain additional revenues through servicing the SLiM equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, the Company may charge its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, the Company's ongoing charges may be based on the volume of materials processed. There are no current marketing efforts for the Company's SliM technology.

         Metals Separation and Recovery. The Company's initial marketing efforts were in this industrial sector, in which the separation and recovery of metal-bearing aqueous solutions present a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which a limited number of potentially effective technologies are available to effect proper separation. Based on historical management studies and discussions with metals industry executives, the Company believes that the major competitive technologies in this area are precipitation and ion exchange. To date the Company has been unsuccessful in placing SLiM equipment in this industrial sector.

         Environmental Remediation and Restoration. The Company believes that SLiM has the potential for application to environmental remediation and restoration. In the case of a project, it is expected that the remediation technology will be applied continuously over a period of many years, until the subject contamination has abated for a significant period of time. To date the SLiM technology has not performed profitability on a commercial scale.

         Radionuclide/Mixed Waste Separation. In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons testing and energy. SLiM may have capabilities in the separation of radionuclides such as strontium, cesium, technetium and rhenium. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years. The Company anticipates pursuing this market area in collaboration with established engineering and environmental service organizations, which can provide technical and professional expertise, market presence and credibility. The Company has successfully demonstrated selective radionuclide capabilities on a limited basis.


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

BACKLOG

         At December 31, 2000, the Company had no backlog.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company were $114,000, $338,000 and $1,299,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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




COMPETITION

         The most common alternative methods for metals separation from solubilized process streams presently include ion exchange, reverse osmosis, precipitation, ultrafiltration, nanofiltration and chromatography. The Company believes that most of these methods have certain drawbacks, including lack of selectivity in the separation process, inability to handle certain metals in the process streams, and the creation of sludges and other harmful by-products that require further post-treatment prior to disposal. For example, reverse osmosis and ultrafiltration are incapable of separating chromium from wastewater streams, and precipitation results in the production of sludge that requires dewatering, drying and disposal in a landfill. Certain of these other technologies also entail long process times, and are relatively expensive.

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

         The Company maintains environmental liability insurance with limits of $1.0 million per occurrence and $2.0 million in the aggregate. Applied maintains, on behalf of itself and its subsidiaries (including the Company), contractor's pollution liability insurance with limits of $5.0 million per occurrence and $5.0 million in the aggregate. There can be no assurance that such insurance will provide coverage against all claims, and claims may be made against the Company (even if covered by an insurance policy) for amounts substantially in excess of applicable policy limits. Any such event could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of March 22, 2001, the Company had no full-time employees.

ITEM 2.       PROPERTIES.
-------       -----------

         The Company also maintains executive offices located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and principal stockholder of Environmental and a director of the Company. Such space also serves as the principal executive offices of Environmental, Applied and certain of their affiliates.


ITEM 3.       LEGAL PROCEEDINGS.
-------       -----------------

         During the year ended December 31, 2000, and as of March 22, 2001, the Company was not involved in any litigation.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------        ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON
-------       EQUITY AND RELATED STOCKHOLDER MATTERS.
              ---------------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.001 per share ("Common Stock"), 10% Senior Convertible Preferred Stock, par value $0.001 per share ("Convertible Preferred Stock"), and Redeemable Common Stock Purchase Warrants ("Warrants") began trading publicly on April 3, 1997 at initial public offering prices of $5.00 and $10.00 per share, respectively, and $0.10 per Warrant and were traded and quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols CXOT, CXOTP and CXOTW, respectively, until February 18, 1999. At the close of business on February 18, 1999, at which time the Company's securities were delisted from the Nasdaq Stock Market because of the Company's inability to satisfy the revised maintain standards for continued listing on the Nasdaq Market System. The Company is currently listed on the OTC Bulletin Board. On March 22, 2001, there were 177 holders of record of Common Stock, two holders of record of Convertible Preferred Stock and 16 holders of record of Warrants.

         The following table sets forth, for the periods shown, the high and low bid prices of the Common Stock, Convertible Preferred Stock and Warrants (rounded to the nearest cent) as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                                 Convertible
                                                 Common Stock                  Preferred Stock                      Warrants
                                           ---------- ---- ----------    ---------- --- -------------    ----------- --- -----------
                                             High             Low          High             Low             High            Low
                                           ----------      ----------    ----------     -------------    -----------     -----------
FISCAL YEAR 2000
   January 1 to March 31, 2000.......          $0.75           $0.04         $0.88             $0.38          $0.00           $0.00
   April 1 to June 30, 2000..........           0.37            0.06          0.38              0.25           0.00            0.00
   July 1 to September 30, 2000......           0.24            0.06          0.25              0.25           0.00            0.00
   October 1 to December 31, 2000....           0.08            0.04          0.19              0.06           0.00            0.00

FISCAL YEAR 1999
   January 1 to March 31, 1999.......          $0.63           $0.05         $0.25             $0.13          $0.01           $0.01
   April 1 to June 30, 1999..........           0.13            0.06          0.25              0.13           0.01            0.01
   July 1 to September 30, 1999......           0.13            0.06          0.13              0.06           0.01            0.01
   October 1 to December 31, 1999....           0.08            0.01          0.13              0.06           0.01            0.01


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

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

         The selected financial data included in the following table as of June 30, 1997, December 31, 1997, 1998, 1999 and 2000, for the year ended June 30,
1997, for the six-month period ended December 31, 1997 and for the years ended December 31, 1998, 1999 and 2000 are derived from the audited Financial Statements of the Company appearing elsewhere herein. The financial data for the six-month period ended December 31, 1996 is unaudited and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto appearing elsewhere herein.




                                                         Six Months Ended
                                    Year Ended              December 31,            Year Ended       Year Ended       Year Ended
Statement of Operations Data         June 30,        ---------------------------   December 31,      December 31,     December 31,
(1):                                  1997              1996            1997           1998              1999             2000
                                    ----------       -----------     -----------   ------------      ------------     ------------
                                                     (unaudited)

Costs and expenses............      $(3,265,000)    $   (857,000)     $(2,961,000)   $ (3,749,000)    $ (2,141,000)    $ (1,994,000)

Revenue.......................               --               --               --          19,000          337,000           66,000

Other income
   And (expense)...............          94,000            3,000          195,000         120,000           18,000           13,000


Net loss......................       (3,171,000)        (854,000)      (2,766,000)     (3,629,000)      (1,786,000)      (1,915,000)

Net loss per share--basic
   And diluted (2)............             (.32)            (.09)            (.27)           (.37)            (.21)            (.22)

Weighted Average Number of
   Shares.....................       10,375,000       10,000,000       11,502,000      11,514,000       11,516,000       11,575,000



Balance Sheet Data:                                           December 31,          December 31,      December 31,    December 31,
                                        June 30, 1997             1997                   1998            1999            2000
                                        -------------         ------------          ------------      ------------    ------------

Working capital (deficit)..........      $ 7,817,000        $ 4,462,000              $   549,000    $ (1,740,000)    $ (3,111,000)
Total assets.......................        9,850,000          6,660,000                2,665,000       1,908,000          234,000
Long-term liabilities..............           18,000             13,000                    4,000               0                0
Deficit accumulated during
development stage..................       (3,232,000)        (5,998,000)              (9,627,000)    (11,413,000)     (13,328,000)
Stockholders' equity (deficit).....        8,708,000          5,652,000                1,805,000        (597,000)      (3,111,000)

-----------------------------------

(1) The Company is a development stage company and has had limited commercial operations to date. See Note 1 of Notes to Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
------   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ------------------------------------------------

GENERAL

         The Company was organized in November 1995, and has not generated material revenues or any profits through December 31, 2000. Since its inception, the Company has been engaged principally in organizational activities, including research and development, developing a strategic operating plan, entering into contracts, hiring personnel, developing and manufacturing commercial-scale units and installing and operating units on an extended basis for demonstration or test purposes. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

         The Company has generated nominal revenues to date. During the period from November 15, 1995 (date of inception) to December 31, 2000, the Company incurred a net loss of $13,328,000. For the year ended December 31, 2000, the Company incurred a loss of $1,915,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. See "Business" and the Financial Statements and Notes thereto included elsewhere in this Annual Report.

         In April 2000, the Company was notified by Maryland Environmental Services ("MES") requesting the removal of the SliM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that the Company had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate, which resulted in the total chromium concentrations to exceed contract specified amounts. The Company has made several attempts to remove trace amounts of Chromium III, including the use of alternative technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

         In June 2000, the Company closed its Kennesaw, Georgia facility. As a result, the Company transferred approximately $227,000 of lab equipment and furniture and fixtures to Commodore Environmental Services, Inc. "Environmental", the owner of 87% of the issued and outstanding common stock of the Company, in exchange for $227,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released.

         As a result of the closure, the Company has recorded a reserve for inventory obsolescence of $519,000, an impairment reserve on long-lived assets of $428,000 and a write off of leasehold improvements of $85,000 in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology.

         RESULTS OF OPERATIONS

Year ended December 31, 2000  compared      to year ended December 31, 1999

         The Company obtained a contract from a customer in March 2000 ad recorded revenues of $66,000 for the year ended December 31, 2000. The Company commenced its contracts with the Port of Baltimore in February 1999 and generated revenues of $337,000 for the year ended December 31, 1999. Cost of sales amounted to $107,000 and $541,000 for the years ended December 31, 2000 and 1999. Cost of sales primarily include the cost of equipment, shipping and set up costs.


         Research and development costs were $114,000 for the year ended December 31, 2000 as compared to $338,000 for the year ended December 31, 1999. Since 1998, the Company began to shift its focus to commercializing the technology, thereby reducing its efforts in the research and development area and focusing on getting the technology out to potential customers. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses were $313,000 for the year ended December 31, 2000 as compared to $743,000 for the year ended December 31, 1999. In 1998, the Company began an effort to reduce its overhead expenses and placed more of a focus on developing its technology and getting it out to customers. In October 1998, the Company reduced the number of employees from twenty-three down to eight and has reduced its reliance on corporate infrastructure. In 2000, the company closed its Kennesaw facility.

         In June 2000, the Company closed its Kennesaw, Georgia facility. As a result, the Company transferred approximately $227,000 of lab equipment and furniture and fixtures to Commodore Environmental Services, Inc. "Environmental", the owner of 87% of the issued and outstanding common stock of the Company, in exchange for $227,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released.

         As a result of the closure, the Company has recorded a reserve for inventory obsolescence of $519,000, an impairment reserve on long-lived assets of $428,000 and a write off of leasehold improvements of $85,000 in the year ended December 31, 2000. The Company also recorded an impairment of intangible assets of $175,000 in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology. The Company has no ongoing operations as of December 31, 2000.

         Depreciation and amortization decreased to $235,000 in 2000 from $507,000 in 1999 as a result of the write down of fixed assets in June of 2000. These fixed assets include SLiM units and modules used in the Company's technology process.

         Sales and marketing expense increased to $18,000 in 2000 from $12,000 in 1999 as a result of the Company focusing on trying to identify new markets for applications of its technology.

         Interest income was $13,000 in 2000 as compared to $18,000 in 1999. Interest was earned on the restricted cash which was invested in certificates of deposit. These certificates of deposit collateralized outstanding letters of credit relating to the Port of Baltimore projects.


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

         Interest income was $101,000 in 1998 as compared to $294,000 in 1997. The Company successfully completed an initial public offering in April 1997 and through 1998 has generated interest income from the proceeds of the Company's IPO.

LIQUIDITY AND CAPITAL RESOURCES

         Through April 1997, the Company financed its development efforts through direct equity investments and loans from Commodore Environmental Services, Inc. ("Environmental") and Applied. From November 15, 1995 (date of inception) to December 31, 2000, the Company purchased or constructed equipment totaling $1,894,000 and has incurred patent filing and maintenance costs of $213,000. In December 1996, as part of a corporate restructuring to consolidate all of its current environmental technology businesses within Applied, Environmental transferred to Applied all of the then outstanding shares of capital stock of the Company and another Environmental subsidiary. In addition, Environmental assigned to Applied, outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental a warrant to purchase 7,500,000 shares of Applied's common stock. See "Certain Relationships and Related Transactions--Organization and Capitalization of the Company."


         Effective as of September 28, 1998 Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Environmental acquired

10,000,000 shares of common stock, par value $.001 per share (the "Company Stock"), of the Company, representing approximately 87% of the issued and outstanding shares of capital stock of the Company, from Applied, as part of a debt repayment plan between Environmental and Applied. In addition, Environmental received 3,570 shares of the Company's Series B Preferred Stock which converts into 2,380,000 shares of the Company's common stock in exchange for indebtedness to the Company of $357,000. The transaction was consummated on December 25, 1998. Environmental, as of March 15, 2001, owns approximately 30% of the outstanding shares of Applied common stock. Bentley J. Blum, a director of Environmental and the beneficial owner of approximately 52% of the outstanding shares of Environmental common stock, is also a director of Applied and the Company.

         By virtue of the foregoing transaction, the Company has become the direct, 86%-owned subsidiary of Environmental. Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of Applied and the Chairman of the Board and Chief Executive Officer of the Company, and James M. DeAngelis, the Vice President--Finance and Treasurer of Applied and the Vice
President--Sales & Marketing of the Company, will maintain their current management positions in the Company. The acquisition of the Company by Environmental will be accounted for under the purchase method of accounting.

         The Company has sustained losses of $1,915,000, $1,786,000 and $3,629,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The Company had no significant revenues during the period from November 15, 1995 (date of inception) to December 31, 2000. Substantially all of the Company's losses are attributable to the expenses detailed above. At December 31, 2000 the Company had a working capital deficit of $3,111,000 and a stockholders' deficit of $3,111,000. The Company's decrease in working capital is principally due to the net loss for the period and dividends paid or accrued on the Company's Convertible Preferred Stock. The net loss includes impairments and write-offs of the Company's assets.

         The Company has been obtaining financing from Commodore Environmental Services, Inc., the owner of 86% of the outstanding shares of Common Stock, however there can be no assurance that the Company will continue to be able to obtain additional financing from Environmental. The Company is continuing to pursue external financing.

NET OPERATING LOSSES

         At December 31, 2000, the Company had tax loss carryforwards of approximately $13,300,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------   -----------------------------------------------------------

         Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

         The financial statements of the Company are included on pages F-1 through F-24 of this Annual Report and are incorporated herein by reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------   ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------

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

                                    PART III
                                    --------

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------       ---------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 28, 2001, are as follows:


Name                                        Age    Position
----                                        ---    --------

Paul E. Hannesson.....................       60    Chairman of the Board and Chief Executive Officer
Carl  O. Magnell......................       58    President and Chief Operating Officer
James M. DeAngelis....................       40    Senior Vice President - Sales & Marketing
Bentley J. Blum.......................       59    Director
-----------------------

         Paul E. Hannesson has been a director of the Company since its inception, served as its Chairman of the Board from November 1995 to January 1997, and was re-appointed Chairman of the Board and appointed Chief Executive Officer in May 1997. Mr. Hannesson has been a director of Applied since March 1996 and served as Chairman of the Board from November 1996 through January 2001. Mr. Hannesson also served as Chief Executive Officer of Applied from March to October 1996 and as President of Applied from March to September 1996, and was re-appointed Chief Executive Officer of Applied in November 1996 and President in May 1997, positions he served until January 2001. Mr. Hannesson has been a director of Environmental since February 1993 and was appointed its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of Environmental from February 1993 to July 1996 and was re-appointed President in May 1997. Mr. Hannesson was a private investor and business consultant, from 1990 to 1993. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

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

         Bentley J. Blum has been a director of the Company since August 1996. Mr. Blum has served as a director of Applied since March 1996 and served as its Chairman of the Board from March to November 1996. Mr. Blum has served as a director of Environmental since 1984 and served as its Chairman of the Board from 1984 to November 1996. Mr. Blum also currently serves as a director of Solution and CFC Technologies. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations that hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum is a principal stockholder of Environmental and is the brother-in-law of Paul E. Hannesson, the Chairman of the Board and Chief Executive Officer of the Company.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2000, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2000, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the shares of Common Stock of the Company failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2000.

ITEM 11.   EXECUTIVE COMPENSATION.
--------   -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during the fiscal years ended December 31, 2000, 1999 and 1998, to the person serving as the Company's current Chief Executive Officer, to each of the Company's most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such period.



                                             Summary Compensation Table

                                                Annual Compensation                        Long-Term Compensation
                              --------------------------------------------------   ------------------------------------
                                                                        Other                    Securities
                                                                       Annual      Restricted      Under-                  All Other
                                                                       Compen-        Stock         Lying        LTIP        Compen-
    Name and Principal                      Salary        Bonus        sation       Award(s)       Options      Payouts      sation
         Position             Year            ($)          ($)           ($)           ($)           (#)          ($)          ($)
----------------------------  ----------  -----------  -----------  ------------  -------------  -----------  ----------  ----------

Paul E. Hannesson             2000            -0-          -0-          -0-            -0-            -0-        -0-          -0-
Chief Executive Officer       1999            -0-          -0-          -0-            -0-            -0-        -0-          -0-
                              1998         94,504(1)       -0-        2,610(2)         -0-        280,000        -0-          -0-


James M. DeAngelis            2000            -0-          -0-          -0-            -0-            -0-        -0-          -0-
Senior Vice President         1999            -0-          -0-          -0-            -0-            -0-        -0-          -0-
                              1998        107,005          -0-          -0-            -0-        187,500        -0-          -0-


Kenneth J. Houle(3)           2000            -0-          -0-          -0-            -0-            -0-         -0-         -0-
Former President & Chief      1999            -0-          -0-          -0-            -0-            -0-         -0-         -0-
Operating Officer             1998        100,243          -0-          -0-            -0-            -0-         -0-         -0-


--------------------

         (1) Represents the amount of Mr. Hannesson's base salary allocated to the Company for such period. Mr. Hannesson's total base salary for calendar year 1998 was $434,500. Certain portions of such base salary were also allocated to Applied and Environmental. See "Certain Relationships and Related Transactions--Services Agreement."

         (2) Represents the amount of Mr. Hannesson's automobile allowance allocated to the Company for such period. Mr. Hannesson's total automobile allowance for 1998 was $12,000. Certain portions of such automobile allowance were also allocated to Applied and Environmental.

         (3) Mr. Houle passed away in May 1998.


STOCK OPTIONS

         No stock options were granted in 2000 or 1999. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2000.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
--------  BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 22, 2001 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


                                                  Number of Shares of Common      Percentage of Outstanding
Name and Address                                      Stock Beneficially                 Common Stock
of Beneficial Owner(1)                                    Owned(2)                    Beneficially Owned
----------------------                            --------------------------      --------------------------

Commodore Environmental Services, Inc.......             12,380,000(3)                      89.1%

Bentley J. Blum.............................              5,126,987(4)                      36.8%


                                                  Number of Shares of Common      Percentage of Outstanding
Name and Address                                      Stock Beneficially                 Common Stock
of Beneficial Owner(1)                                    Owned(2)                    Beneficially Owned
----------------------                            --------------------------      --------------------------

Commodore Environmental Services, Inc.......             12,380,000(3)                      89.1%

Paul E. Hannesson...........................              1,242,987(5)                       8.8%

James M. DeAngelis..........................                278,370(6)                       2.4%

All executive officers and directors
as a group (3 persons)......................              6,368,344                         48.0%


------------------------

* Percentage ownership is less than 1%.

(1)      The address of each of Commodore Environmental Services,  Inc., Bentley
         J. Blum, Paul E. Hannesson and James M. Deangelis is 150 East 58th Street, Suite 3400, New York, New York 10155. Bentley J. Blum and Paul
         E. Hannesson are brothers-in-law.

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

(4) Consists of: (a) 50,000 shares of the Company's Common Stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (b) Mr. Blum's indirect beneficial ownership of the Company's common stock based upon Mr. Blum's beneficial ownership of
         (i) 28,479,737 shares and his spouse's ownership of 2,000,000 shares of common stock of Environmental, and (ii) 4,500,000 shares of common stock of Environmental underlying currently exercisable stock options, representing together 41.0% of the outstanding shares of Environmental common stock. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

(5) Consists of: (a) 280,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan and (b) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his beneficial ownership of an aggregate of (i) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (ii) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse, (iii) 500,000 shares of Environmental common stock issued to the Hannesson Family Trust in exchange for the surrender of options to purchase 950,000 shares of Environmental common stock (iv) currently exercisable options to purchase 525,705 shares of Environmental common stock, representing in the aggregate 7.8% of the outstanding shares of Environmental common stock. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr.
         Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children.

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

         From the Company's inception to December 1996, Environmental financed the research and development activities of the Company through direct equity investments and loans to the Company. In December 1996, as part of a corporate restructuring to consolidate all of its environmental technology businesses within Applied, Environmental transferred to Applied all of the outstanding shares of capital stock of the Company and CFC Technologies. In addition, Environmental assigned to Applied outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Applied common stock at an exercise price of $15.00 per share. Such warrant was subsequently amended to, among other things, reduce the exercise price thereof from $15.00 per share to $10.00 per share. Such warrant is valued at $2.4 million and contains provisions granting certain registration rights with respect to the warrant shares. As a result of the IPO, Applied owned 87% of the outstanding shares of Common Stock of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         Effective September 28, 1998, Commodore Environmental Services LLC, a Delaware limited liability company wholly owned by Environmental, acquired
10,000,000 shares of common stock, par value $.001 per share (the "Company Stock"), of the Company, representing approximately 87% of the issued and outstanding shares of capital stock of the Company, from Applied, as part of a debt repayment plan between Environmental and Applied. In addition, Environmental received 3,570 shares of the Company's Series B Preferred Stock that converts into 2,380,000 shares of the Company's common stock in exchange for indebtedness to the Company of $357,000. The acquisition was consummated on December 25, 1998. Environmental currently owns approximately 16% of the outstanding shares of Applied common stock. Bentley J. Blum, a director of COES and the beneficial owner of approximately 38% of the outstanding shares of Environmental common stock, is also a director of Applied and the Company.


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

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
-------   SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------

The following documents are filed as part of this Annual Report:

Financial Statements.                                                                                   Page No.
--------------------                                                                                    --------

         Report of Tanner + Co.......................................................................     F-1

         Report of PricewaterhouseCoopers LLP........................................................     F-2

         Balance Sheets as of December 31, 2000 and 1999.............................................     F-3

         Statements of Operations for the year ended December 31, 2000, 1999 and 1998,
              and cumulative amounts since inception.................................................     F-4

         Statements of Stockholders' (Deficit) Equity
              for the period from November 15, 1995 (date of inception) to December 31, 2000.........     F-5

         Statements of Cash Flows for the year ended December 31, 2000, 1999 and 1998
              and cumulative amounts since inception.................................................     F-8

         Notes to Financial Statements...............................................................     F-10


         All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

Exhibits.
--------

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

Reports on Form 8-K:
-------------------

         None.

                                   SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April  11, 2001                  COMMODORE SEPARATION TECHNOLOGIES, INC.


                                        By: /s/  Paul E. Hannesson
                                           -------------------------------------
                                        Paul E. Hannesson, Chairman of the Board
                                        and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James M. DeAngelis      Senior Vice President, Sales and      April 11, 2001
----------------------      Marketing (principal financial and
James M. DeAngelis          accounting officer)


/s/  Paul E. Hannesson      Chairman of the Board and Chief       April 11, 2001
----------------------      Executive Officer (principal
Paul E. Hannesson           executive officer)


/s/  Bentley J. Blum        Director                              April 11, 2001
----------------------
Bentley J. Blum

COMMODORE SEPARATION TECHNOLOGIES, INC.
Financial Statements
December 31, 2000 and 1999

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                                           Index

--------------------------------------------------------------------------------







                                                                          Page
                                                                          ----

Independent Auditors' Reports
      Tanner + Co.                                                         F-1
      PricewaterhouseCoopers, LLP                                          F-2

Balance Sheet as of December 31, 2000 and 1999                             F-3

Statement of Operations for the years ended
  December 31, 2000, 1999 and 1998,
  and cumulative amounts since inception                                   F-4

Statement of Stockholders' Deficit
  Period November 15, 1995 (date of inception)
  through December 31, 2000                                                F-5

Statement of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998,
  and cumulative amounts since inception                                   F-8

Notes to Financial Statements                                              F-10

                                                    INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc.

We have audited the balance sheet of Commodore Separation Technologies, Inc. (a development stage company) as of December 31, 2000 and 1999 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and the period from November 15, 1995 (date of inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  financial   position  of  Commodore   Separation
Technologies, Inc. (a development stage company) as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, and the period from November 15, 1995 (date of inception) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's significant operating losses, deficits in working capital, and net stockholder's deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The accompanying financial statements do not include any adjustment that might be the result from the outcome of this uncertainly.




Salt Lake City, Utah
January 19, 2001

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc. (a development stage company):

In our opinion, the accompanying statements of operations, of stockholders' deficit and of cash flows for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of Commodore Separation Technologies, Inc. (a development stage company) for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of Commodore Separation Technologies, Inc. for any period subsequent to December 31, 1998.

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


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
April 13, 1999



----------------------------------------------------------------------------------------------------------



                                                                                    December 31,
                                                                       -----------------------------------
                                                                             2000              1999
                                                                       -----------------------------------
              Assets
              ------

Current assets:
     Cash and cash equivalents                                         $               1  $             16
     Restricted cash                                                                 233               220
     Accounts receivable                                                               -                10
     Inventory                                                                         -               519
                                                                       -----------------------------------

                  Total current assets                                               234               765

Property and equipment:
     Technical equipment                                                               -             1,491
     Office equipment                                                                  -               403
     Leasehold improvements                                                            -               210
                                                                       -----------------------------------

                                                                                       -             2,104

     Less accumulated depreciation                                                     -            (1,141)
                                                                       -----------------------------------

Net property and equipment                                                             -               963

Intangible assets, net of accumulated
  amortization of $206 and $26                                                         -               180
                                                                       -----------------------------------




                  Total assets                                         $             234  $          1,908
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.



                                                                   COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                             Balance Sheet

                                                          (In thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------

                                                                               2000            1999
                                                                       -----------------------------------
         Liabilities and Stockholders' Deficit
         -------------------------------------

Current liabilities:
Accounts payable                                                         $            269   $          352
Accrued expenses                                                                      134               78
Advance deposits                                                                      263              263
Due to related parties                                                              1,164              896
Accrued dividends                                                                   1,515              916
                                                                         ---------------------------------

                  Total current liabilities                                         3,345            2,505

Commitments and contingencies                                                           -                -

Stockholders' deficit:
     Preferred stock, Series A, $.001 par value, 10% cumulative,
       5,000,000 shares authorized, 569,500 and 600,000 shares
       issued and outstanding at December 31, 2000 and 1999,
       respectively                                                                     1                1
     Preferred stock, Series B, $.001 par value, 6%
       cumulative, 4,000 shares authorized, 3,570 shares
       issued and outstanding at December 31, 2000 and
       1999                                                                             -                -
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 11,596,908 and 11,515,575 shares issued
       and outstanding at December 31, 2000 and 1999,
       respectively                                                                    11               11
     Additional paid-in capital                                                    10,205           10,804
     Deficit accumulated during development stage                                 (13,328)         (11,413)
                                                                         ---------------------------------

                  Total stockholders' deficit                                      (3,111)            (597)
                                                                         ---------------------------------

                  Total liabilities and stockholders' deficit            $            234   $        1,908
                                                                         ---------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-3





                                                                   COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                                                   Statement of Operations

                                                           (In thousands, except share and per share data)
----------------------------------------------------------------------------------------------------------



                                                                                             Cumulative
                                                                                            Amounts From
                                                                                            November 15,
                                                                                           1995 (Date of
                                                       Year Ended December 31,              Inception) to
                                            ----------------------------------------------  December 31,
                                                  2000           1999           1998            2000
                                            --------------------------------------------------------------

Contract revenues                           $             66   $        337   $          -   $         403

Costs and expenses:
   Cost of sales                                         107            541              -             648
   Research and development                              114            338          1,299           3,603
   General and administrative                            313            743          1,096           4,387
   Impairment of inventory                               519              -              -             519
   Impairment of property and equipment                  513              -              -             513
   Impairment of intangible assets                       175              -              -             175
   Depreciation and amortization                         235            507            408           1,402
   Corporate overhead expenses                             -              -            529           2,145
   Sales and marketing                                    18             12            417             728
   Licensing fee                                           -              -              -              50
                                            --------------------------------------------------------------

     Total costs and expenses                          1,994          2,141          3,749          14,170
                                            --------------------------------------------------------------

     Loss from operations                             (1,928)        (1,804)        (3,749)        (13,767)

Other income                                               -              -             19              27
Interest income                                           13             18            101             426
Interest expense                                           -              -              -             (14)
                                            --------------------------------------------------------------

     Net loss before  income taxes                    (1,915)        (1,786)        (3,629)        (13,328)

Income taxes                                               -              -              -               -
                                            --------------------------------------------------------------

Net loss                                    $         (1,915)  $     (1,786)  $     (3,629)  $     (13,328)
                                            --------------------------------------------------------------

Net loss per share -
  basic and diluted                         $           (.22)  $       (.21)  $       (.37)  $       (1.40)
                                            --------------------------------------------------------------

Weighted average number of
  shares outstanding ( in
  thousands)                                          11,575         11,516         11,514          11,103
                                            --------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                       F-4




                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                  Statement of Stockholders' Deficit

                                                                                    (In thousands, except shares and per share data)
------------------------------------------------------------------------------------------------------------------------------------





                                 Preferred Stock    Preferred Stock                                                          Total
                                     Series A         Series B       Common Stock                  Additional                Stock-
                                ----------------------------------------------------  Subscription  Paid-in   Accumulated   holders'
                                  Shares    Amount  Shares  Amount  Shares    Amount   Receivable    Capital    Deficit     Deficit
                                ----------------------------------------------------------------------------------------------------

Common stock issued for
cash on November 15, 1995
(inception) at $1 per share             -   $  -        -   $  -         100   $   -          -     $     -     $      -   $      -

Stock split of 150,000
shares for one share on
September 5, 1996                       -      -           -   -  14,999,900      15        (15)          -            -          -

Reverse stock split of 1.50
shares for one share on
November 26, 1996                       -      -           -   -  (5,000,000)     (5)         -           5            -          -

Net loss for the period
from November 15, 1995
through June 30, 1996                   -      -           -   -           -       -          -           -          (61)       (61)
                                  --------------------------------------------------------------------------------------------------

Balance, June 30, 1996                  -      -           -   -  10,000,000       10       (15)          5          (61)       (61)

Collection of subscription
receivable                              -      -           -   -           -       -         15           -            -         15

Conversion of notes payable
to capital                              -      -           -   -           -       -          -         976            -        976

Proceeds from sale of common
stock and warrants                      -      -           -   -   1,500,000       1          -       6,108            -      6,109

Proceeds from sale of preferred
stock, Series A, and warrants     600,000      1           -   -           -       -          -       4,977            -      4,978

Dividend on preferred stock,
Series A                                -      -           -   -           -       -          -        (138)           -       (138)

Net loss for the year ended
June 30, 1997                           -      -           -   -           -       -          -           -       (3,171)    (3,171)
                                  --------------------------------------------------------------------------------------------------

Balance, June 30, 1997            600,000      1           -   -  11,500,000      11          -      11,928       (3,232)     8,708



------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                                                 F-5



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued
                                                                                    (In thousands, except shares and per share data)
------------------------------------------------------------------------------------------------------------------------------------





                                 Preferred Stock    Preferred Stock                                                          Total
                                     Series A         Series B       Common Stock                  Additional                Stock-
                                ----------------------------------------------------  Subscription  Paid-in   Accumulated   holders'
                                  Shares    Amount  Shares  Amount  Shares    Amount   Receivable    Capital    Deficit     Deficit
                                ----------------------------------------------------------------------------------------------------


Issuance of common stock                -      -        -      -       3,650       -          -          10            -         10

Dividend on preferred stock,
Series A                                -      -        -      -           -       -          -        (300)           -       (300)

Net loss for the six months
ended December 31, 1997                 -      -        -      -           -       -          -           -       (2,766)    (2,766)
                                  --------------------------------------------------------------------------------------------------

Balance, December 31, 1997        600,000      1        -      -  11,503,650      11          -      11,638       (5,998)     5,652

Issuance of common stock                -      -        -      -      11,925       -          -          25            -         25

Issuance of preferred stock,
Series B                                -      -    3,570      -           -       -          -         143            -        143

Gain on troubled debt
restructuring                           -      -        -      -           -       -          -         214            -        214

Dividends on preferred stock,
Series A                                -      -        -      -           -       -          -        (600)           -       (600)

Net loss for the year ended
December 31, 1998                       -      -        -      -           -       -          -           -       (3,629)    (3,629)
                                  --------------------------------------------------------------------------------------------------

Balance, December 31, 1998        600,000      1    3,570      -  11,515,575      11          -      11,420       (9,627)     1,805

Dividends on preferred stock,
  Series A                              -      -        -      -           -       -          -        (600)           -       (600)

Dividends on preferred stock,
 Series B                               -      -        -      -           -       -          -         (16)           -        (16)

Net loss for the year ended
December 31, 1999                       -      -        -      -           -       -          -           -       (1,786)    (1,786)
                                  --------------------------------------------------------------------------------------------------

Balance, December 31, 1999        600,000      1    3,570      -  11,515,575      11          -      10,804      (11,413)      (597)


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                                                 F-6




                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued
                                                                                    (In thousands, except shares and per share data)
------------------------------------------------------------------------------------------------------------------------------------





                                 Preferred Stock    Preferred Stock                                                          Total
                                     Series A         Series B       Common Stock                  Additional                Stock-
                                ----------------------------------------------------  Subscription  Paid-in   Accumulated   holders'
                                  Shares    Amount  Shares  Amount  Shares    Amount   Receivable    Capital    Deficit     Deficit
                                ----------------------------------------------------------------------------------------------------


Dividends on preferred stock,
  Series A                              -      -        -      -           -       -          -        (578)           -       (578)

Dividends on preferred stock,
  Series B                              -      -        -      -           -       -          -         (21)           -        (21)

Conversion of Series A
  Preferred stock to common       (30,500)     -        -      -      81,333       -          -           -            -           -

Net loss for the year ended
  December 31, 2000                     -      -        -      -           -       -          -           -       (1,915)    (1,915)
                                  --------------------------------------------------------------------------------------------------

Balance, December 31, 2000        569,500   $  1    3,570   $  -  11,596,908   $  11        $ -     $10,205     $(13,328)  $ (3,111)
                                  --------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.
                                                                                                                                 F-7





                                                                   COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                   Statement of Cash Flows

                                                           (In thousands, except share and per share data)
----------------------------------------------------------------------------------------------------------



                                                                                             Cumulative
                                                                                            Amounts From
                                                                                            November 15,
                                             Year Ended      Year Ended      Year Ended   1995 (Inception)
                                            December 31,    December 31,    December 31,  to December 31,
                                          ----------------------------------------------------------------
                                                2000            1999            1998            2000
                                          ----------------------------------------------------------------

Cash flows from operating activities:
   Net loss                               $         (1,915)   $     (1,786)  $      (3,629)  $     (13,328)
   Adjustments to reconcile net loss to
     cash used in operating activities:
     Inventory impairment                              519               -               -             519
     Impairment of intangibles                         175               -               -             175
     Property and equipment impairment                 513               -               -             513
     Depreciation and amortization                     235             507             408           1,402
     Issuance of Common Stock for services               -               -              25              35
     Gain on troubled debt restructuring                 -               -             214             214
     (Increase) decrease in:
       Accounts receivable                              10             (10)              -               -
       Inventory, net                                    -             166            (325)           (519)
       Accounts payable                                (83)            329            (382)            269
       Accrued expenses                                 56              22            (272)            134
     Increase (decrease) in:
       Unearned revenue                                  -            (187)            450             263
       Other assets                                      -               1              57               -
                                          ----------------------------------------------------------------

         Net cash used in
         operating activities                         (490)           (958)         (3,454)        (10,323)
                                          ----------------------------------------------------------------

Cash flows from investing activities:
   Acquisition of intangible assets                     (7)            (10)            (24)           (213)
   Purchase of property and equipment                    -               -             (15)           (403)
   Acquisition of leasehold improvements                 -               -              (5)           (210)
   Construction of technical equipment                   -             (80)           (721)         (1,491)
   Increase in restricted cash                         (13)            (10)           (122)           (233)
                                          ----------------------------------------------------------------

         Net cash used in
         investing activities                          (20)           (100)           (887)         (2,550)
                                          ----------------------------------------------------------------


----------------------------------------------------------------------------------------------------------


See accompanying notes to financial statements.
                                                                                                       F-8



                                                                   COMMODORE SEPARATION TECHNOLOGIES, INC.

                                                                                   Statement of Cash Flows
                                                                                                 Continued

                                                          (In thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------



                                                                                             Cumulative
                                                                                            Amounts From
                                                                                            November 15,
                                                                                          1995 (Inception)
                                                      Year Ended December 31,             to December 31,
                                          ----------------------------------------------------------------
                                                2000            1999            1998            2000
                                          ----------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from sale of common stock and
      warrants                                           -               -               -           6,109
   Proceeds from sale of preferred stock
      and warrants                                       -               -               -           4,978
   Preferred stock dividend                              -               -            (300)           (738)
   Borrowings from (repayments to)
     stockholder                                       495             869             (92)          2,510
   Collection of subscription receivable                 -               -               -              15
   Repayment of capital lease obligation                 -              (4)             (9)              -
                                          ----------------------------------------------------------------

         Net cash provided by (used in)
         financing activities                          495             865            (401)         12,874
                                          ----------------------------------------------------------------

(Decrease) increase in cash and cash
  equivalents                                          (15)           (193)         (4,742)              1

Cash and cash equivalents, beginning of
  period                                                16             209           4,951               -
                                          ----------------------------------------------------------------

Cash and cash equivalents, end of period  $              1    $         16   $         209   $           1
                                          ----------------------------------------------------------------

Supplemental disclosure of cash flow
information

   Cash paid during the period for:

         Interest paid                    $              -    $          -   $           -   $          14
                                          ----------------------------------------------------------------

         Income taxes paid                $              -    $          -   $           -   $           -
                                          ----------------------------------------------------------------


Non cash investing and financing activities:

The Company accrued dividends on preferred stock of $599, $616 and $300 which were not declared, or paid, for the years ending December 31, 2000, 1999 and 1998, respectively.

During the year ended December 31, 2000, the Company reduced a payable to its parent company, Commodore Environmental Services, by $227, in exchange for assets.

--------------------------------------------------------------------------------

See accompanying notes to financial statements.
                                                                             F-9

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------


1.   Organization       Organization
     and                Commodore Separation  Technologies,  Inc. (a development
     Significant        stage  company)  (the  "Company")  was  incorporated  on
     Accounting         November  15,  1995,  under  the  laws of the  State  of
     Policies           Delaware.  Effective  February  29,  1996,  the  Company
                        acquired  the  rights  to  its  proprietary   separation
                        technology and entered into a royalty agreement with the inventor of the technology as described in Note 6.

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

                        Restricted Cash
                        Restricted cash consists of certificates of deposit that act as a partial compensating balance for $600 of letters of credit which represent collateral for a performance bond related to a contract with the Port of Baltimore.

                        Inventory
                        Inventory represents finished goods and consists of machinery and equipment built and held for sale.
                        Inventory is recorded at the lower of historical cost per unit or market. During the year ended December 31, 2000, the Company determined the market value of inventory to be zero and as a result recorded an impairment allowance of $519.


--------------------------------------------------------------------------------
                                                                            F-10

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



1.   Organization       Property and Equipment
     and                Property  and  equipment  are  stated  at  cost.   Major
     Significant        additions and  improvements  are  capitalized  and minor
     Accounting         replacements,  maintenance  and  repairs  which  do  not
     Policies           increase  the useful lives of the assets are expensed as
     Continued          incurred.  Depreciation  and  amortization  are recorded
                        using a straight-line method over estimated useful lives of the assets, which vary from two to ten years. The cost and related accumulated depreciation of assets sold, retired or otherwise disposed of are removed from the respective accounts, and any resulting gain or loss is included in the statement of operations. During the year ended December 31, 2000, the Company recorded an impairment on the full book value of the remaining assets of $513 due to the Company's assessment of recoverability of the assets through operations.

                        Intangible Assets
                        The Company has incurred costs associated with application for certain patents. These costs are capitalized and amortized over 17 years. During the year ended December 31, 2000, the Company recorded an impairment on the full remaining book value of the assets of $175 due to the Company's assessment of recoverability of the assets through operations.

                        Advance Deposits
                        The Company has collected a $263 deposit related to a contract with the Port of Baltimore. As of December 31, 2000 the contract had been terminated.

                        Contract Revenues
                        In November 1997, the Company entered into a contract with the State of Maryland for the treatment of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. During 1999, the Company commenced work on this contract and accordingly, has recorded revenue related to the contract. Costs incurred in preparation for the commencement of the contract are recorded as expenses as incurred. For the year ended December 31, 1999, substantially all of the Company's revenues are from this contract. As of December 31, 2000, the contract was terminated.


--------------------------------------------------------------------------------
                                                                            F-11

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



1.   Organization       Research and Development Expenditures
     and                Research  and  development  expenditures  are charged to
     Significant        operations as incurred.
     Accounting
     Policies           Income Taxes
     Continued          Income taxes are determined in accordance with Statement
                        of Financial  Accounting  Standards  ("SFAS") 109, which
                        requires  recognition of deferred income tax liabilities
                        and assets for the expected  future tax  consequences of
                        events  that  have  been   included  in  the   financial
                        statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

                        Concentration of Credit Risk
                        The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

                        Impairment of Long-Lived Assets
                        The Company periodically performs analyses on the recoverability of long-lived assets. Any excess of the carrying amount of an asset over the estimated future undiscounted cash flows associated with the asset would be recorded as an impairment loss in the statement of operations. During the year ended December 31, 2000 the Company recorded impairment losses on property and equipment totaling $513 and $175 related to intangible assets.


--------------------------------------------------------------------------------
                                                                            F-12

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



1.   Organization       Stock Compensation
     and                The Company has adopted the  intrinsic  value  method of
     Significant        accounting   for  stock   options  and  warrants   under
     Accounting         Accounting  Principles  Board Opinion No. 25. Under this
     Policies           standard,  no compensation  expense is recorded when the
     Continued          exercise price of options  granted to employees is equal
                        to or greater  than the market  price of the  underlying
                        stock on the date of the grant.  The Company has elected
                        the  disclosure-only   provisions  of  SFAS  123,  which
                        requires fair value accounting for options issued to employees.

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


2.   Going              The accompanying financial statements have been prepared
     Concern            under the assumption that the Company will continue as a
                        going  concern.   Such   assumption   contemplates   the
                        realization   of   assets   and  the   satisfaction   of
                        liabilities in the normal course of business. As shown in the financial statements, the Company has incurred substantial losses from operations and has not generated cash from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in 2001 or the necessary working capital to develop profitable operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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


--------------------------------------------------------------------------------
                                                                            F-13

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



3.   Earnings           All   earnings   per   share    amounts    reflect   the
     Per Share          implementation of SFAS 128,  "Earnings per Share," which
                        establishes   standards  for  computing  and  presenting
                        earnings   per  share  and  requires  all  prior  period
                        earnings per share data be restated to conform with the provisions of the statement. Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                                  Period From
                                                                  November 15,
                                                                      1995
                               Year Ended December 31,           (Inception) to
                     -------------------------------------------   December 31,
                          2000           1999         1998           2000
                     -----------------------------------------------------------

Net loss                 $  (1,915)  $   (1,786)   $  (3,629)     $   (13,328)
Preferred stock
  dividends                      -            -         (300)            (738)
Dividends on Series
  A Preferred Stock
  (not declared)              (578)        (600)        (300)          (1,478)
Dividends on Series B
  Preferred Stock (not
  declared)                    (21)         (16)           -              (37)
                         -------------------------------------------------------

Net loss applicable
  to common
  shareholders           $  (2,514)  $   (2,402)   $   4,229      $   (15,581)
                     -----------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-14

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------

3.   Earnings
     Per Share
     Continued

Weighted average common
  shares outstanding (basic)   11,575,000    11,516,000   11,514,000 11,103,000
Convertible Preferred Stock      (*)          (*)           (*)         (*)
Warrants issued in initial
  public offering                (*)          (*)           (*)         (*)
Employee stock options           (*)          (*)           (*)         (*)
                            ---------------------------------------------------

Weighted average common
  shares outstanding
  (diluted)                    11,575,000    11,516,000   11,514,000 11,103,000
                            ---------------------------------------------------

Loss per share -
  basic and diluted         $        (.22)  $      (.21) $(     .37)$     (1.40)
                            ---------------------------------------------------



                        (*) Due to the Company's loss from continuing operations the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.


4.   Related            On September 28, 1998, Commodore  Environmental Services
     Party              LLC, a Delaware limited  liability  company wholly owned
     Transactions       by    Commodore     Environmental     Services,     Inc.
                        ("Environmental")  acquired  10,000,000 shares of common
                        stock of the Company  representing  approximately 87% of
                        the issued and outstanding  shares of capital stock from
                        Commodore Applied Technologies,  Inc., (Applied),  a 35%
                        owned  affiliate  of  Environmental,  as  part of a debt
                        repayment  plan  between   Environmental   and  Applied.
                        Because of the outstanding publicly traded preferred stock of the Company, the resultant purchase accounting adjustments have not been recorded by the Company.

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


--------------------------------------------------------------------------------
                                                                            F-15

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



4.   Related            For the  nine  months  ended  September  30,  1998,  the
     Party              Company was charged  management fees by Applied of $529.
     Transactions       This  management fee is a result of allocated  wages and
     Continued          salaries,   rent,   insurance  (including  director  and
                        officer liability insurance) and other administrative expenses. Management fees were not charged to the Company by Environmental for the years ended December
                        31, 2000 and 1999 or for the three months ended December
                        31, 1998.

                        The Company owed advances of $179, $179, and $27 to Applied as of December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, the Company also owed Environmental $985 and $717, respectively, for uncollateralized advances to the Company.


5.   Income             The  Company  provides  for  deferred  income  taxes  on
     Taxes              temporary  differences  which  represent  tax effects of
                        transactions   reported  for  tax  purposes  in  periods
                        different than for book purposes. The difference between
                        the income tax benefit at  statutory  rates for 2000 and
                        1999  and  the  amount   presented   in  the   financial
                        statements is due to the change in the tax valuation allowance which offsets the income tax benefit of the operating loss.

                        The provision for income taxes which differs from federal income tax rates is follows:


                                                                     Cumulative
                                    Year Ended December 31,            Amounts
                         ----------------------------------------       Since
                              2000          1999          1998       Inception
                         -------------------------------------------------------

Expected tax benefit
  at federal statutory
  rate                   $         (651)  $      (598)  $    (1,234)  $  (4,528)
State income tax
  benefits, net of
  federal income tax
  benefit                           (87)          (90)         (218)       (745)
Change in valuation
  allowance                         738           688         1,452       5,273
                         -------------------------------------------------------

Income taxes             $            -   $         -   $         -   $       -
                         -------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-16

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------


5.   Income             The  components  of  net  deferred  income  taxes  as of
     Taxes              December 31, are as follows:
     Continued

                                                  Year Ended December 31,
                                            -----------------------------------
                                                   2000             1999
                                            -----------------------------------

Net operating loss carryforward             $            5,277   $        4,539
Less: Valuation allowance                               (5,277)          (4,539)
                                            -----------------------------------

Net deferred tax asset                      $                -   $           -
                                            -----------------------------------

                        The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. For the years ended December 31, 2000 and 1999, the Company has established a valuation allowance for the entire amount of net deferred tax assets.

                        At December 31, 2000, the Company had tax loss carryforwards of approximately $13,300. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. The change in control of the Company that took place in September 1998 could limit the Company's ability to utilize all prior tax loss carryforwards. These net operating carryforwards begin to expire in 2011.


6.   Royalty            The Company has an  agreement  with a former  officer of
     Agreements         the Company  pursuant to which the former  officer is to
                        receive a royalty of 2% of collected  revenues  from the
                        Company's  membrane   separation   technology   directly
                        attributable to his patentable property through December
                        3,  2002,   except  for  applications   related  to  the
                        radionuclides  technetium  and  rhenium,  for  which the
                        former  officer is entitled to receive a royalty of .66%
                        of net sales  directly  attributable  to his  patentable
                        property  (less   allowances  for  returns,   discounts,
                        commissions, freight and excise or other taxes). No royalties have been accrued as of December 31, 2000.




--------------------------------------------------------------------------------
                                                                            F-17

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



6.   Royalty            The Company also has a license  agreement  with Lockheed
     Agreements         Martin Energy Research  Corporation,  manager of the Oak
     Continued          Ridge National  Laboratory,  a U.S. Department of Energy
                        national laboratory, for which the Company paid Lockheed
                        Martin a $50  licensing  fee  during the year ended June
                        30, 1997.  Under this  agreement,  Lockheed Martin is to
                        receive  a royalty  of 2% of net sales of the  Company's
                        products or processes  covered under the agreement (less
                        allowances for returns, discounts, commissions, freight,
                        and  excise  or other  taxes)  up to total  net sales of
                        $4,000 and 1% of net sales thereafter.  In addition, the
                        Company  has  agreed  to  guarantee   Lockheed   Martin,
                        commencing in the third year of the agreement, an annual minimum royalty of $15. As of December 31, 2000, $30 of royalties have been paid.


7.   Capital            Preferred Stock, Series A
     Structure          The  Convertible  Preferred  Stock,  Series A, has a par
                        value of $.001 per  share  and a stated  value of $10.00
                        per share.  Cumulative dividends are payable at the rate
                        of  $1.00  per  share  per  annum,   payable  quarterly,
                        commencing June 30, 1997, when, and if declared by the Board of Directors, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock, Series A.
                        Failure to pay any quarterly dividend will result in a reduction of the conversion price as described below.

                        The Convertible Preferred Stock, Series A, is convertible into Common Stock at any time prior to redemption at a conversion rate of 1.67 shares of Common Stock for each share of Convertible Preferred Stock (an effective conversion price of $6.00 per share of Common Stock), subject to adjustment under certain circumstances, including the failure of the Company to pay a dividend on the Convertible Preferred Stock, Series A, within 30 days of a dividend payment date, which will result each instance in a reduction of $.50 per share in the conversion price but not below $3.75 per share. Since June of 1998 the Company has not paid dividends, and therefore has adjusted the effective conversion price from $6.00 to $3.75 per share. Accumulated and unpaid dividends at December 31, 2000 and 1999 amounted to $1,478 and $900, an amount equal to $2.60 and $1.50 per share, respectively. Dividends will not be declared until there is sufficient accumulated earnings.


--------------------------------------------------------------------------------
                                                                            F-18

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



7.   Capital            Preferred Stock, Series A - Continued
     Structure          The Convertible Preferred Stock, Series A is redeemable,
     Continued          in whole but not in part,  by the  Company  upon 30 days
                        prior written notice after April 3, 2000 at $10 per share, plus accumulated and unpaid dividends, provided the closing bid price of the Common Stock for at least
                        20 consecutive trading days ending not more than 10 trading days prior to the date of the notice of redemption equals or exceeds $10 per share or, after April 3, 2001, at certain cash redemption prices plus accumulated and unpaid dividends.

                        The holders of Convertible Preferred Stock, Series A, have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to, or on a parity with, the Convertible Preferred Stock, Series A, with respect to declaration and payment of dividends or the distribution of assets on liquidation, dissolution or winding-up. In addition, if the company fails to pay dividends on the Convertible Preferred Stock, Series A, for four consecutive quarterly dividend payment periods, holders of Convertible Preferred Stock, Series A, voting separately as a class will be entitled to elect one director; such voting right will be terminated as of the next annual meeting of stockholders of the Company following payment of all accrued dividends.

                        Upon liquidation, dissolution or winding up of the company, holders of Convertible Preferred Stock, Series A, are entitled to receive liquidation distributions equivalent to $10 per share (plus accumulated and unpaid dividends) before any distribution to holders of the Common Stock or any capital stock ranking junior to the convertible Preferred Stock, Series A.

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


--------------------------------------------------------------------------------
                                                                            F-19

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



7.   Capital            Preferred Stock, Series B - Continued
     Structure          The  Convertible  Preferred  Stock,  Series B, has a par
     Continued          value of $.001 per share and a stated  value of $100 per
                        share.  Cumulative  dividends are payable at the rate of
                        $6 per share per annum,  payable  quarterly  in arrears,
                        commencing  June 30, 1999,  when, and if declared by the
                        Board of Directors, before any dividends are declared or
                        paid on the Common  Stock or any capital  stock  ranking
                        junior to the Convertible Preferred Stock, Series B. The
                        Company  has not paid  any  dividends  on these  shares.
                        Accumulated  and unpaid  dividends  at December 31, 2000
                        and 1999  amounted  to  approximately  $37 and  $16,  an
                        amount   equal  to   $10.36   and   $4.50   per   share,
                        respectively.

                        The Convertible Preferred Stock, Series B is convertible into Common Stock at any time prior to redemption at a conversion rate of 666.67 shares of Common Stock for each share of Convertible Preferred Stock, Series B (an effective conversion price of $.15 per share of Common Stock), subject to adjustment under certain circumstances.

                        The Convertible Preferred Stock, Series B, is redeemable, in whole but not in part, by the Company not less than 30 nor more than 60 days prior to the Business Day designated by written notice as the Redemption Date at $105 per share, plus accumulated and unpaid dividends.

                        The holders of Convertible Preferred Stock, Series B, have the right, voting as a class, to approve or disapprove of the issuance of any class or series of stock ranking senior to, or on a parity with, the Convertible Preferred Stock.

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


--------------------------------------------------------------------------------
                                                                            F-20

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



7.   Capital            Warrants
     Structure          Each Warrant entitles the holder thereof to purchase, at
     Continued          any time from April 3, 1998 through  April 3, 2002,  one
                        share of Common Stock at a price of $5.50 per share, subject to adjustment. Commencing October 3, 1998, the Warrants are subject to redemption by the Company, in whole but not in part, at $.10 per Warrant on 30 days prior written notice provided that the average closing sale price of the Common Stock equals or exceeds $15 per share, subject to adjustment, for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

                        Representative's Warrants
                        In connection with the Initial Public Offering, the Company sold to the Underwriter for $.0001 per warrant, warrants to purchase from the Company up to 60,000 shares of Convertible Preferred Stock, 150,000 shares of Common Stock and/or 210,000 Warrants (the "Representative's Warrants"). The Representative's Warrants are exercisable at a price of $12 per share of Convertible Preferred Stock, $6 per share of Common Stock and $.12 per Warrant from April 3, 1998 through April 3, 2002, and are restricted from sale, transfer, assignment or hypothecation prior to that date, except to officers of the Underwriter. The Representative's Warrants provide for adjustment in the number of securities issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Common Stock. The Representative's Warrants grant to the holders thereof certain rights of registration for the securities issuable upon exercise thereof.


8.   Non                The  Company's  1996 Stock Option Plan (the "1996 Plan")
     Qualified          provides the Board of Directors  the  authority to issue
     Stock Option       incentive and non-qualified stock options to purchase up
     Plan               to  1,350,000  shares of the  Company's  Common Stock to
                        officers, directors, key employees and/or consultants.



--------------------------------------------------------------------------------
                                                                            F-21

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------


8.   Non                Under the 1998  Non-Qualified  Stock Option  Plan,  (the
     Qualified          Option  Plan),  a maximum of  2,000,000  options  may be
     Stock Option       granted to purchase common stock at prices generally not
     Plan               less than the fair market  value of common  stock at the
     Continued          date of grant.  Under the Option Plan, grants of options
                        may be made to employees, officers, and directors without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors.

                        Information regarding the option plan is summarized below:


                                                                 Weighted
                                                   Number of     Average
                                                    Options   Exercise Price
                                                  --------------------------
Outstanding at year ended June 30, 1997           $    996,689  $       4.42
     Granted                                         1,042,252          4.31
     Exercised                                               -
     Forfeited                                               -
     Rescinded                                        (996,689)         4.42
                                                  ------------
Outstanding at six months ended December 31, 1997    1,042,252          4.31
     Granted                                         1,461,950          0.19
     Exercised                                               -
     Forfeited                                               -
     Rescinded                                      (1,092,252)         4.14
                                                  ------------
Outstanding at year ended December 31, 1998          1,411,950          0.19
     Granted                                                 -
     Exercised                                               -
     Forfeited                                         (80,900)         0.10
     Rescinded                                               -
                                                  ------------
Outstanding at year ended December 31, 1999          1,331,050          0.19
     Granted                                                 -
     Exercised                                               -
     Forfeited                                        (507,300)         0.09
     Rescinded                                               -
                                                  ------------
Outstanding at year ended December 31, 2000       $    823,750  $       0.24
                                                  ------------


                        Options exercisable and available for future grant are as follows:


                                                  December 31,
                                    ----------------------------------------
                                        2000          1999         1998
                                    ----------------------------------------

Options exercisable                       748,750    1,066,460       950,890

Options available for grant             1,176,250      668,950       588,050



--------------------------------------------------------------------------------
                                                                            F-22

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------



8.   Non                In December 1998,  the Company  terminated the 1996 Plan
     Qualified          and  all  of  the   outstanding   options  granted  were
     Stock Option       surrendered to the Company for cancellation. The Company
     Plan               awarded 1,386,950 five year non-qualified  options under
     Continued          the 1998  Plan to  employees,  officers  and  directors.
                        These options carry an exercise price of $.09375, equal to the market price at the time of the awards. For purposes of the SFAS 123 disclosures in the following paragraphs, this transaction was treated as a rescission of the initial awards and a grant of new awards.


9.   Stock Based        The Company has adopted the  disclosure-only  provisions
     Compensation       of Statement of Financial  Accounting  Standards  (SFAS)
                        No.  123,   Accounting  for  Stock-Based   Compensation.
                        Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, consistent with the provisions of SFAS No 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                Year Ended December 31, Since         Cumulative
                        ------------------------------------------      Amounts
                             2000          1999          1998          Inception
                        -------------------------------------------------------

Net loss - as reported  $       (1,915)  $   (1,786)   $  (3,629)  $   (13,328)
Net loss - pro forma    $       (1,915)  $   (1,791)   $  (4,303)  $   (18,818)
Loss per share - as
  reported              $         (.22)  $     (.21)   $    (.37)  $     (1.40)
Loss per share - pro
  forma                 $         (.22)  $     (.21)   $    (.43)  $     (1.90)


                        SFAS 123 requires stock options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. For options granted during 1998, the expected dividend yield of the stock is zero, the expected life of the options is 10 years, the expected volatility is 60 percent, and the expected risk-free rate of return is between 4.6 and 6.5 percent, calculated as the rate offered on U.S. Government securities with the same term at the expected life of the options. No options were granted in 1999 or 2000.

--------------------------------------------------------------------------------
                                                                            F-23

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------


9.   Stock Based        The following table summarizes  information  about stock
     Compensation       options outstanding at December 31, 2000:
     Continued

                 Options Outstanding                    Options Exercisable
-------------------------------------------------------------------------------
                              Weighted
                              Average      Weighted                  Weighted
  Range of      Number       Remaining      Average                  Average
  Exercise    Outstanding Contractual Life  Exercise      Number      Exercise
   Prices     at 12/31/00     (Years)        Price    Exercisable     Price
-------------------------------------------------------------------------------

$     5.00        25,000      5.97        $ 5.00          25,000     $ 5.00
$     0.09       798,750      7.96        $ 0.09         723,750     $ 0.09
-------------------------------------------------------------------------------

$ 0.09 - 5.00    823,750      8.92        $  .24         748,750     $ 0.26
-------------------------------------------------------------------------------



10.  Commitments        Claim
     and                The Company has a matter of possible  litigation arising
     Contingencies      out of the Port of Baltimore  contract.  It is not known
                        what amount if any that the Company may be required to pay. The December 31, 2000 financial statements reflect
                        $263 as a liability related to the contract. It is not known if any additional amounts will be incurred.


11.  Recent             In June 1999, the FASB issued SFAS No. 137,  "Accounting
     Accounting         for  Derivative   Instruments  and  Hedging  Activities-
     Pronounce-         Deferral of the  Effective  Date of FASB  Statement  No.
     ments              133."  SFAS 133  establishes  accounting  and  reporting
                        standards  for  derivative   instruments   and  requires
                        recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

--------------------------------------------------------------------------------
                                                                            F-24