Form 10-Q
period 2001-03-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2001-05-15
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

      XX    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      --    OF THE SECURITIES AND EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2001
                                       OR
      --    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                         11-3299195
        --------                                         ----------
(State or other jurisdiction of               (I.R.S. Employer Identification
 incorporation or organization)                           Number)


   150 East 58th Street, Suite 3238                             10155
         New York, New York                                     -----
   ----------------------------                               (Zip Code)
(Address of Principal Executive Offices)


        Registrant's telephone number, including area code (212) 308-5800
                                                           --------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES     X        NO
                                                  ----------      ---------


         Number of shares of common stock outstanding at April 30, 2001 (latest practicable date):

                       Issued and Outstanding: 11,596,908
                                               ----------

                      COMMODORE SEPARATION TECHNOLOGIES,INC

                                    FORM 10-Q


                                      INDEX


                                                                        PAGE
                                                                        ----



PART I.    FINANCIAL INFORMATION
-------    ---------------------


Item 1.    Financial Statements (Unaudited)


               Condensed Balance Sheets -
               March 31, 2001 and December 31, 2000..................     4

               Condensed Statement of Operations -
               Three months ended March 31, 2001 and 2000............     5

               Condensed Statement of Cash Flows -
               Three months ended March 31, 2001 and
               March 31, 2000........................................     6


               Notes to Condensed Financial Statements...............     7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................     8


PART II.   OTHER INFORMATION ........................................    11
--------   -----------------


SIGNATURES ..........................................................    12
----------

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                     March 31,      December 31,
                                                       2001             2000
                                                     ---------      ------------
                                                    (unaudited)

ASSETS

Cash and cash equivalents                           $     1         $       1
Restricted cash                                         235               233
                                                    -------         ---------

         TOTAL CURRENT ASSETS                           236               234

Property and equipment, net                               -                 -
Intangible assets, net                                    -                 -
                                                    -------         ---------

         TOTAL ASSETS                               $   236         $     234
                                                    =======         =========

                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)





                                                     March 31,      December 31,
                                                       2001             2000
                                                     ---------      ------------
                                                    (unaudited)


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                  $   259         $     269
  Accrued expenses                                      134               134
  Deposits                                              263               263
  Due to related parties                              1,179             1,164
  Accrued dividends                                   1,662             1,515
                                                    -------         ---------

         TOTAL CURRENT LIABILITIES                    3,497             3,345

Commitments and contingencies                             -                 -

Stockholders' Equity:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 569,500 and 569,500                       1                 1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                     -                 -
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding 11,596,908 and
    11,596,908                                           11                11
  Additional paid in capital                         10,058            10,205
  (Deficit)                                         (13,331)          (13,328)
                                                    -------         ---------

         TOTAL STOCKHOLDERS' EQUITY                  (3,261)           (3,111)
                                                    -------         ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $   236         $     234
                                                    =======         =========



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                                         Three months ended
                                                              March 31,
                                                         ------------------
                                                         2001          2000
                                                         ----          ----
                                                            (unaudited)

REVENUES

  Contract revenues                                    $       -   $       8

COSTS AND EXPENSES
  Cost of sales                                                -          40
  Research and development                                     -          65
  General and administrative                                   5         146
  Depreciation and amortization                                -         114
  Sales and marketing expense                                  -           5
                                                       ---------   ---------
                                                               5         370
                                                       ---------   ---------
                                                              (5)       (362)

Interest income                                                2           -
                                                       ---------   ---------

NET LOSS                                               $     (3)   $    (362)
                                                       =========   =========


NET LOSS PER SHARE  (Based on
  weighted average shares of
  11,597,000 and 11,516,000)*                          $       -   $    (.03)



* Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.




                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)



                                                         Three months ended
                                                              March 31,
                                                         ------------------
                                                         2001          2000
                                                         ----          ----
                                                             (unaudited)



OPERATING ACTIVITIES
   Net (loss)                                          $      (3)  $    (362)
   Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
      Depreciation and amortization                            -         114
   Changes in assets and liabilities:
      Accounts payable                                       (10)        (45)
      Accrued liabilities                                      -          30
                                                       ---------   ---------
             NET CASH USED IN OPERATING ACTIVITIES           (13)       (263)
                                                       ---------   ---------

INVESTING ACTIVITIES
  Increase in restricted cash                                 (2)          -
  Acquisition of intangible assets                             -          (7)
                                                       ---------   ---------

            NET CASH USED IN INVESTING ACTIVITIES             (2)         (7)
                                                       ---------   ---------

FINANCING ACTIVITIES
  Borrowings from stockholder                                 15         257
                                                       ---------   ---------

            NET CASH USED IN FINANCING ACTIVITIES             15         257
                                                       ---------   ---------

INCREASE (DECREASE) IN CASH                                    -         (13)

  Cash at beginning of period                                  1          16
                                                       ---------   ---------

CASH AT END OF PERIOD                                  $       1   $       3
                                                       =========   =========

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2001


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 2000.

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

         During the period from November 15, 1995 (date of inception) to March 31, 2001, the Company has incurred a net loss of $13,331,000 and anticipates that it may continue to incur losses for the foreseeable future. The Company currently has no ongoing operations as of December 31, 2000.

         The Company had developed a limited operating history with the commencement of its first commercial contracts. In April 2000, the Company was notified by Maryland Environmental Services ("MES") requesting the removal of the SLiM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that the Company had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate which resulted in the total chromium consentrations to exceed contract specified amounts. The Company had made several attempts to remove the trace amounts of Chromium III, including the use of alternate technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

         In June 2000, the Company closed its Kennesaw, Georgia facility. As a result, the Company transferred approximately $228,000 of lab equipment and furniture and fixtures to Commodore Environmental Services, Inc. "Environmental", the owner of 87% of the issued and oustanding common stock of the Company, in exchange for $228,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released. The Company plans to continue to search for applications for its technology.

         As a result of the closure, the Company has recorded a reserve for inventory obsolesence of $519,000, an impairment reserve on long lived assets of $428,000 and a write off of leasehold improvements of $85,000 in 2000. The write-offs include patents and completed technologies.

Results from Operations
-----------------------

         There were no revenues for the quarter ended March 31, 2001, as the equipment is in storage. Revenues were $8,000 for the three months ended March 31, 2000. For the three months ended March 31, 2000, the Company had incurred $38,000 in cost of sales relating to the Port of Baltimore Contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

         For the three months ended March 31, 2000, the Company incurred research and development costs of $65,000. Research and development costs included salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred, except those costs related to the design or construction of an asset having an economic useful life, which are capitalized, and then depreciated over the estimated useful life of the asset.

         For the three months ended March 31, 2001, the Company had miscellaneous general and administrative expenses of $5,000. There were no other expenses incurred by the Company. Genreal and admonstrative expenses were $146,000 for the three months ended March 31, 2000.

         Depreciation and amortization was $114,000 for the three months ended March 31, 2000. In June of 2000, the Company fully reserved for all of its fixed assets.

         The Company had a net loss of $3,000 for the three-month period ended March 31, 2001 as compared to a net loss of $362,000 for the three-month period ended March 31, 2000. The decreased net loss is attributable to the various revenue and expense items in the individual paragraphs above.

Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $3,261,000 on March 31, 2001 as compared to a working capital deficit of $3,111,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first quarter of 2001 and accrued dividends.

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

Net Operating Losses
--------------------

         At March 31, 2001, the Company had tax loss carryforwards of approximately $13,300,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.


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

         Exhibits - None

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




                                  COMMODORE SEPARATION TECHNOLOGIES, INC.
                                  (Registrant)



                                  By /s/ Andrew P. Oddi
                                  ------------------------------------
                                  Andrew P. Oddi - Vice President

                                  (As both a duly authorized
                                  Officer of the Registrant
                                  and the Chief Accounting
                                  Officer of the Registrant)




Date:   May 14, 2001