Form 10-Q
period 2001-06-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2001-08-13
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

 XX       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 --       OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2001
                                       OR
 --       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                       11-3299195
         --------                                       ----------
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)                           Number)


  150 East 58th Street, Suite 3238                        10155
     New York, New York                                   -----
  --------------------------------                      (Zip Code)
(Address of Principal Executive Offices)


        Registrant's telephone number, including area code (212) 308-5800
                                                            -------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X     NO
                                      ---      ----


         Number of shares of common stock outstanding at August 2, 2001 (latest practicable date):

                       Issued and Outstanding: 11,596,908
                                               ----------

                      COMMODORE SEPARATION TECHNOLOGIES,INC

                                    FORM 10-Q


                                      INDEX


PAGE
----


PART I.  FINANCIAL INFORMATION
------   ---------------------

Item 1.  Financial Statements (Unaudited)

         Condensed Balance Sheets -
         June 30, 2001 and December 31, 2000.......................   4

         Condensed Statement of Operations -
         Three and six months ended June 30, 2001 and 2000.........   5

         Condensed Statement of Cash Flows -
         Six months ended June 30, 2001 and
         June 30, 2000.............................................   6

         Notes to Condensed Financial Statements...................   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................   8


PART II. OTHER INFORMATION ........................................  12
-------  -----------------

SIGNATURES ........................................................  13
----------

PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                     June 30,       December 31,
                                                       2001              2000
                                                     --------       ------------
                                                    (unaudited)

ASSETS

Cash and cash equivalents                            $     15          $     1
Restricted cash                                            -               233
                                                     --------          ---------

         TOTAL CURRENT ASSETS                              15              234

Property and equipment ,net                                -                -
Intangible assets, net                                     -                -
                                                     --------          ---------

         TOTAL ASSETS                                $     15          $   234
                                                     ========          =========

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                     June 30,       December 31,
                                                       2001              2000
                                                     --------       ------------
                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                   $    267          $   269
  Accrued expenses                                        134              134
  Deposits                                                 53              263
  Due to related parties                                1,179            1,164
  Accrued dividends                                     1,809            1,515
                                                     --------          -------

         TOTAL CURRENT LIABILITIES                      3,442            3,345

Commitments and contingencies                              -                -

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 569,500                                     1                1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                      -                -
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding of 11,596,908                   12               12
  Additional paid in capital                            9,910           10,204
  Accumulated (Deficit)                               (13,350)         (13,328)
                                                     --------          -------

         TOTAL STOCKHOLDERS' DEFICIT                   (3,427)          (3,111)
                                                     --------          -------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT $     15          $   234
                                                     ========          =======


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)


                                          Three months ended    Six months ended
                                              June 30,              June 30,
                                          ------------------    ----------------
                                           2001      2000       2001      2000
                                          ------   -------     -----    --------
                                                        (unaudited)
REVENUES

   Contract revenues                      $    -   $    59     $   -    $    67

COSTS AND EXPENSES

   Cost of sales                               -        54         -         94
   Research and development                    -        46         -        111
   General and administrative                 21       130        26        276
   Reserve for inventory obsolesence           -       519         -        519
   Impairment of long lived assets             -       428         -        428
   Write off of leasehold improvements         -        85         -         85
   Depreciation and amortization               -       115         -        229
   Sales and marketing expense                 -         9         -         14
                                          ------   -------     -----    --------
                                              21     1,386        26      1,756
                                          ------   -------     -----    --------

                                             (21)   (1,327)      (26)    (1,689)

Interest income                                2         -         4          -
                                          ------   -------     -----    --------

NET LOSS                                  $  (19)  $(1,327)    $ (22)   $(1,689)
                                          ======   =======     =====    ========


NET LOSS PER SHARE (Based on
weighted average shares of
11,597,000 in 2001 and
11,580,000 and 11,550,000 in
 2000) *                                  $    -   $  (.11)    $   -    $  (.15)



* Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)


                                                           Six months ended
                                                              June 30,
                                                           ----------------
                                                           2001      2000
                                                           ----      ----
                                                             (unaudited)

OPERATING ACTIVITIES
   Net loss                                              $   (22)  $ (1,689)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                            -        229
      Write off of leasehold improvements                      -         85
      Reserve for inventory obsolesence                        -        519
      Impairment of long lived assets                          -        428
   Changes in assets and liabilities:
      Accounts payable                                        (2)       (32)
      Accrued liabilities                                      -         30
      Deposits                                              (210)         -
      Accounts receivable                                      -        (49)
                                                         -------   --------

        NET CASH USED IN OPERATING ACTIVITIES               (234)      (479)
                                                         -------   --------

INVESTING ACTIVITIES
  Sale of equipment                                            -        228
  Liquidation of certificates of deposit                     233          -
  Acquisition of intangible assets                             -         (8)
                                                         -------   --------

        NET CASH PROVIDED BY INVESTING ACTIVITIES            233        220
                                                         -------   --------

FINANCING ACTIVITIES
  Borrowings from stockholder                                 15        245
                                                         -------   --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES             15        245
                                                         -------   --------

        INCREASE (DECREASE) IN CASH                           14        (14)

Cash at beginning of period                                    1         16
                                                         -------   --------

CASH AT END OF PERIOD                                    $    15   $      2
                                                         =======   ========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2001


Note A - Basis of Presentation

         The accompanying unaudited condensed financial statements for Commodore Separation Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

         During the period from November 15, 1995 (date of inception) to June 30, 2001, the Company has incurred a net loss of $13,350,000 and anticipates that it may continue to incur losses for the foreseeable future. The Company currently has no ongoing operations.

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

         As a result of the closure, the Company has recorded a reserve for inventory obsolesence of $519,000, an impairment reserve on long lived assets of $428,000 and a write off of leasehold improvements of $85,000 in June 2000. The write-offs include patents and completed technologies.

         In the second quarter of 2001, the Port of Baltimore called the letters of credit for $210,000. In order to satisfy the obligation, the Company liquidated the certificates of deposit which collateralized the letters of credit.

Results from Operations
-----------------------

         Revenues were $0 for the three months ended June 30, 2001 compared to $59,000 for the three months ended June 30, 2000. Revenues for the six months ended June 30, 2001 were $0 as compared to $67,000 for the six months ended June 30, 2000. Such revenues for 2000 were primarily due to the Company's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations. At the request of the customer, in May 2000, the Company had withdrawn its equipment from the Port of Baltimore. The Company currently has no ongoing operations.

         For the three months ended June 30, 2000, the Company had incurred no cost of sales as compared to $54,000 for the three months ended June 30, 2000. For the six month period ended June 30, 2001, cost of sales were $0 as compared to $94,000 for the six month period ended June 30, 2000. 2000 cost of sales relate primarily to the Port of Baltimore Contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

         For the three months ended June 30, 2001, the Company incurred no research and development costs, as compared to $46,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, the Company incurred $0 as compared to $111,000 for the six month period ended June 30, 2000. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses for the three months ended June 30, 2001 were $21,000 as compared to $130,000 for the three month period ended June 30, 2000. General and administrative expenses for the six month period ended June 30, 2001 were $26,000 as compared to $276,000 for the six months ended June 30, 2000. General and administrative expenses decreased for the three month and six month periods ended June 30, 2001 as compared to the three and six month periods ended June 30, 2000 primarily due to the Company ceasing operations.

         Depreciation and amortization decreased from $115,000 for the three months ended June 30, 2000 to $0 for the three months ended June 30, 2001. This is a direct result of the Company ceasing operations and disposing of its equipment.

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

         The Company had a net loss of $22,000 for the six month period ended June 30, 2001 as compared to a net loss of $1,689,000 for the six month period ended June 30, 2000. The decrease in net loss is attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $3,427,000 on June 30, 2001 as compared to a working capital deficit of $3,111,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first six months of 2001 and accrued dividends.

         The Company continues to be dependent upon financing through outside sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. In the event such external financing is not available on terms acceptable to the Company, the Company may be able to obtain interim financing from Commodore. There can be no assurances, however, that the Company will be able to obtain any financing from Commodore.

Net Operating Losses
--------------------

         At June 30, 2001, the Company had tax loss carryforwards of approximately $11,700,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

Forward-Looking Statements
--------------------------

         Certain matters discussed in this Quarterly Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objective for future operations and expansion. Any such forward- looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward- looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Furthermore, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties include, but are not limited to, the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to commercialize its technology; product demand and industry pricing; the ability of the Company to obtain patent protection for its technology; developments in environmental legislation and regulation; the ability of the Company to obtain future financing on favorable terms; and other circumstances affecting anticipated revenue and costs. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

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




                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                         (Registrant)



                                         By /s/ Andrew P. Oddi
                                           -------------------------------
                                           Andrew P. Oddi - Vice President

                                           (As both a duly authorized
                                           Officer of the Registrant
                                           and the Chief Accounting
                                           Officer of the Registrant)





Date:   August 13, 2001