Form 10-Q
period 2001-09-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2001-11-14
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001
                                       OR
----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                      11-3299195
            --------                                      ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
  incorporation or organization)                             Number)


   150 East 58th Street, Suite 3238                          10155
   --------------------------------                          -----
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


         Number of shares of common stock outstanding at October 31, 2001 (latest practicable date):

         Issued and Outstanding: 11,732,640
                                 ----------

                      COMMODORE SEPARATION TECHNOLOGIES,INC

                                    FORM 10-Q


                                      INDEX


                                                                          PAGE
                                                                          ----


PART I. FINANCIAL INFORMATION
------- ---------------------


Item 1. Financial Statements (Unaudited)


        Condensed Balance Sheets -
               September 30, 2001 and December 31, 2000...............       4


        Condensed Statement of Operations -
               Three and nine months ended September 30, 2001
               and 2000...............................................       5

        Condensed Statement of Cash Flows -
        Nine months ended September 30, 2001 and
               September 30, 2000.....................................       6


        Notes to Condensed Financial Statements.......................       7


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................       8


PART II. OTHER INFORMATION ...........................................      12
-------- -----------------

SIGNATURES ...........................................................      13
----------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements


                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                September 30,      December 31,
                                                    2001               2000
                                                -------------      ------------
                                                 (unaudited)

ASSETS

Cash and cash equivalents                        $        11       $          1
Restricted cash                                            -                233
                                                 -----------       -------------

           TOTAL CURRENT ASSETS                           11                234

Property and equipment, net                                -                  -
Intangible assets, net                                     -                  -
                                                 -----------       -------------

           TOTAL ASSETS                          $        11       $        234
                                                 ===========       =============

                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)



                                                September 30,      December 31,
                                                    2001               2000
                                                -------------      ------------
                                                 (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $       325       $        269
  Accrued expenses                                       134                134
  Deposits                                                53                263
  Due to related parties                               1,179              1,164
  Accrued dividends                                    1,943              1,515
                                                 -----------       -------------

           TOTAL CURRENT LIABILITIES                   3,634              3,345

Commitments and contingencies                              -                  -

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 518,600 and 569,500, respectively          1                  1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                      -                  -
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding of 11,732,640 and
    11,596,908, respectively                              12                 12
  Additional paid in capital                           9,776             10,204
  Accumulated (Deficit)                              (13,412)           (13,328)
                                                 -----------       -------------

           TOTAL STOCKHOLDERS' DEFICIT                (3,623)            (3,111)
                                                 -----------       -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
           DEFICIT                               $        11       $        234
                                                 ===========       =============


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)


                                           Three months ended        Nine months ended
                                              September 30,             September 30,
                                           ------------------        ------------------
                                            2001         2000        2001          2000
                                            ----         ----        ----          ----
                                               (unaudited)              (unaudited)
REVENUES

  Contract revenues                        $      -    $       -   $        -   $      67

COSTS AND EXPENSES

  Cost of sales                                   -           13            -         107
  Research and development                        -            4            -         115
  General and administrative                     62           11           88         287
  Reserve for inventory obsolesence               -            -            -         519
  Impairment of long lived assets                 -            -            -         428
  Write off of leasehold improvements             -            -            -          85
  Depreciation and amortization                   -            3            -         232
  Sales and marketing expense                     -            4            -          18
                                           --------    ---------   ----------   ---------
                                                 62           35           88       1,791
                                           --------    ---------   ----------   ---------
                                                (62)         (35)         (88)     (1,724)

Interest income                                   -            -            4           -
                                           --------    ---------   ----------   ---------

NET LOSS                                   $    (62)   $     (35)  $      (84)  $  (1,724)
                                           ========    =========   ==========   =========


NET LOSS PER SHARE  (Based on
 weighted average shares of
 11,729,000 and 11,641,000 in
 2001 and 11,597,000 and
 11,563,000 in 2000) *                     $      -    $       -   $        -   $    (.15)




 * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)


                                                       Nine months ended
                                                         September 30,
                                                     ---------------------
                                                      2001             2000
                                                      ----             ----
                                                         (unaudited)

OPERATING ACTIVITIES
  Net loss                                         $       (84)  $     (1,724)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                          -            232
      Write off of leasehold improvements                    -             85
      Reserve for inventory obsolesence                      -            519
      Impairment of long lived assets                        -            428
   Changes in assets and liabilities:
      Accounts payable                                      56            (93)
      Accrued liabilities                                    -             62
      Deposits                                            (210)             -
      Accounts receivable                                    -             (6)
                                                   -----------   ------------

        NET CASH USED IN OPERATING ACTIVITIES             (238)          (497)

INVESTING ACTIVITIES
  Liquidation of certificates of deposit                   233              -
  Acquisition of intangible assets                           -             (8)
                                                   -----------   ------------

        NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                233             (8)
                                                   -----------   ------------

FINANCING ACTIVITIES
  Borrowings from stockholder                               15            495
                                                   -----------   ------------
        NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                15            495
                                                   -----------   ------------

INCREASE (DECREASE) IN CASH                                 10            (10)

Cash at beginning of period                                  1             16
                                                   -----------   ------------

CASH AT END OF PERIOD                              $        11   $          6
                                                   ===========   ============



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2001


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 2000.

B - Contingencies

         The Company is currently in negotiation with the bonding company which issued a performance bond for the port of Baltimore project regarding the asserted claim on the port of Baltimore contract. The outcome of this negotiation cannot be determined at this time.

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

         During the period from November 15, 1995 (date of inception) to September 30, 2001, the Company has incurred a net loss of $13,412,000 and anticipates that it may continue to incur losses for the foreseeable future. The Company currently has no ongoing operations.

         The Company had developed a limited operating history with the commencement of its first commercial contracts. In April 2000, the Company was notified by Maryland Environmental Services ("MES") requesting the removal of the SLiM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that the Company had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate which resulted in the total chromium concentrations to exceed contract specified amounts. The Company had made several attempts to remove the trace amounts of Chromium III, including the use of alternate technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico.

         In June 2000, the Company closed its Kennesaw, Georgia facility. As a result, the Company transferred approximately $228,000 of lab equipment and furniture and fixtures to Commodore Environmental Services, Inc. "Environmental", the owner of 85% of the issued and oustanding common stock of the Company, in exchange for $228,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released. The Company plans to continue to search for applications for its technology.

         As a result of the closure in 2000, the Company recorded a reserve for inventory obsolesence of $519,000, an impairment reserve on long lived assets of $428,000 and a write off of leasehold improvements of $85,000. The write-offs include patents and completed technologies.

         In the second quarter of 2001, the Port of Baltimore called the letters of credit for $210,000. In order to satisfy the obligation, the Company liquidated the certificates of deposit which collateralized the letters of credit.

Results from Operations
-----------------------

         Revenues were $0 for the three months ended September 30, 2001 and $0 for the three months ended September 30, 2000. Revenues for the nine months ended September 30, 2001 were $0 as compared to $67,000 for the nine months ended September 30, 2000. Such revenues for 2000 were primarily due to the Company's commencement of operations at the Port of Baltimore Hawkins Point project. Revenue under such contract was recorded as the contract has commenced operations. At the request of the customer, in May 2000, the Company had withdrawn its equipment from the Port of Baltimore. The Company currently has no ongoing operations.

         For the three months ended September 30, 2001, the Company had incurred no cost of sales as compared to $13,000 for the three months ended September 30, 2000. The $13,000 was a write down of inventory supplies. For the nine month period ended September 30, 2001, cost of sales were $0 as compared to $107,000 for the nine month period ended September 30, 2000. 2000 cost of sales relate primarily to the Port of Baltimore Contracts. These costs include labor, fringes, subcontractor costs, travel costs, material purchases and cost of equipment sold to the customer.

         For the three months ended September 30, 2001, the Company incurred no research and development costs, as compared to $4,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, the Company incurred $0 as compared to $115,000 for the nine month period ended September 30, 2000. Research and development costs include salaries, wages, and other related costs of personnel engaged in research and development activities, contract services and materials, test equipment and rent for facilities involved in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses for the three months ended September 30, 2001 were $62,000 as compared to $11,000 for the three month period ended September 30, 2000. General and administrative expenses for the nine month period ended September 30, 2001 were $88,000 as compared to $287,000 for the nine months ended September 30, 2000. General and administrative expenses decreased for the three month and nine month periods ended September 30, 2001 as compared to the three and nine month periods ended September 30, 2000 primarily due to the Company ceasing operations.

         Depreciation and amortization decreased from $232,000 for the nine months ended September 30, 2000 to $0 for the nine months ended September 30, 2001. This is a direct result of the Company ceasing operations and disposing of its equipment.

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

         As a result of the closure of the Kennesaw facility and the transfer of equipment and inventory to a storage facility, the Company recorded a reserve for inventory obsolesence of $519,000, an impairment reserve on long lived assets of $428,000 and a write off of leasehold improvements of $85,000 in the period ended June 30, 2000.

         The Company had a net loss of $84,000 for the nine month period ended September 30, 2001 as compared to a net loss of $1,724,000 for the nine month period ended September 30, 2000. The decrease in net loss is attributable to the various revenue and expense items in the individual paragraphs above.


Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $3,623,000 on September 30, 2001 as compared to a working capital deficit of $3,111,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first nine months of 2001 and accrued dividends.

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

Net Operating Losses
--------------------

         At September 30, 2001, the Company had tax loss carryforwards of approximately $11,700,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.


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


Date:   November 14, 2001