Form 10KSB
period 2001-12-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2002-03-22
CIK 1022381

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _________________________

                                   FORM 10-KSB

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

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of March 1, 2002 with an aggregate market value of approximately $16,000 (based upon the average bid and asked prices of the Common Stock on March 1, 2002 as quoted by the Nasdaq Small Cap Market).

         As of March 1, 2002, 11,732,640 shares of the registrant's Common Stock were outstanding.

                       __________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

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

         In December 1997 and February 1998, the Company was awarded its first two commercial contracts from Maryland Environmental Service ("MES") to use its SLiM technology in connection with the removal of chromium in water leaching from waste sites at Baltimore Harbor and potentially polluting the Chesapeake Bay. The Company installed the SLiM based processing systems as per contract but was unable to remove the chromium due to third party technology failures. The Company removed the SLiM based processing systems in June of 1999 at the request of MES. Prior to these awards, the Company had performed a series of on-site demonstrations of SLiM, in which a SLiM unit, in a single feedstream passthrough, reduced the contamination level of chromium from more than 630 parts per million (ppm) to less than one ppm. The Company has demonstrated the ability of the SLiM technology in the separation of various radionuclides from aqueous mixed waste streams in third party laboratory experiments. The Company's business strategy is to pursue these and other opportunities for SLiM and to seek marketing arrangements with established engineering and environmental services firms to use SLiM.

         To finance the significant growth expected by the Company, the Company raised a net amount equal to approximately $11,100,000 from an initial public offering of its preferred stock, common stock and warrants in April and May 1997 (the "IPO"). As of March 1, 2002 approximately 85% of the Company's common stock was owned by Commodore Environmental Services, LLC ("LLC"), a wholly owned subsidiary of Commodore Environmental Services, Inc., a Delaware corporation ("Environmental"). Effective as of September 28, 1998, Commodore Applied Technologies, Inc., a Delaware Corporation ("Applied"), transferred its 87% interest in the Company to Environmental as part of a debt restructuring agreement consummated between the two companies following the completion of fairness opinions.

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

         As a result of the closure, the Company has recorded a reserve for inventory obsolescence of $519,000, an impairment reserve on long-lived assets of $428,000, a write off of leasehold improvements of $85,000 and a write off intangibles of $175,000 in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology. The Company had no ongoing operations as of December 31, 2000.

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


CONTRACTS

         As of December 31, 2000 and subsequent to that date the Company does not have any operating contracts. Contracts and agreements that the Company had previously, have included:

         Port of Baltimore Contracts. In November 1997, the Company was awarded its first commercial project by the State of Maryland and entered into a multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment

Facility at the Port of Baltimore. The contract, dated as of November 25, 1997 (the "Hawkins Point Contract"), provided that the Company would lease a SLiM unit to MES for a one-time, lump-sum lease payment of $250,000, and would license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realized by using the SLiM technology as opposed to conventional non-proprietary remediation technology. The Company also reserved the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment was installed in 1998. Throughout 1999, the SLiM equipment installed at the Hawkins Point site experienced several operation difficulties due to SLiM's inability to remove "total chromium" to the specified limits on an ongoing commercial basis. The SliM equipment removed the Chromium VI to the specified limits but was unable to remove the Chromium III, solely or in conjunction with third party technology designed for Chromium III removal, to the specified limits of the Hawkins Point Contract. The Company was unable to remove the chromium III due to third party technology failures. The Company removed the SLiM based processing systems in June of 1999 at the request of MES as it was unable to effectively meet the "total chromium" removal limits specified by the Hawkins Point Contract. In 1999, the Company had generated revenues of approximately $250,000 relating to this contract.

         In February 1998, the Company was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. The contract, dated as of February 5, 1998 (the "Dundalk Contract"), provided that the Company would lease a SLiM unit to MES for a one-time, lump-sum lease payment of $350,000, and would license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realized by using the SLiM technology as opposed to conventional non-proprietary remediation technology. The Company had satisfied approximately 25% of the terms of the contract and therefore recorded $87,500 in revenues for 1999. As in the case of the Hawkins Point Contract, the Dundalk Contract provided that the Company shall have the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment had been delivered to the site. Throughout the initial startup trials at the Dundalk Marine Terminal, the SLiM equipment had been unable to consistently meet the "total chromium" removal limits. The SliM equipment removed the Chromium VI to the specified limits but was unable to remove trace amounts of Chromium III to the specified limits of the Dundalk Contract. The Company was unable to remove the chromium III due to third party technology failures. The Company removed the SLiM based processing systems in June of 1999 at the request of MES as it was unable to effectively meet the "total chromium" removal limits specified by the Dundalk Contract.

         Lockheed License Agreement. In January 1997, the Company entered into a license agreement (the "Lockheed License Agreement") with Lockheed Martin Energy Research Corporation ("Lockheed Martin"), manager of the Oak Ridge National Laboratory, a United States Department of Energy national laboratory ("Oak Ridge"). Under the terms of the Lockheed License Agreement, the Company received the exclusive worldwide license, subject to a government use license, to use and develop the technology related to the separation of the radionuclides technetium and rhenium from mixed wastes containing radioactive materials. The Company also received under the Lockheed License Agreement the right to exploit the technology for other commercial applications. Pursuant to the Lockheed License Agreement, the Company made an initial cash payment of $50,000 upon the execution of the agreement and is obligated to pay a royalty to Lockheed Martin of 2% of net sales (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, during the term of the Lockheed License Agreement, an annual minimum royalty of $15,000 commencing in the third year of the Lockheed License Agreement. The Lockheed License Agreement was terminated by the Company on February 28, 2000. The Company determined that the patents covered by the Lockheed License Agreement were not commercially viable.

MARKETS AND CUSTOMERS

         Overview

         Based on market data compiled by the Company, the Company estimates that, as of December 31, 2001, there were approximately 5,000 companies operating metal plating and metal finishing facilities in the United that may be potential users of the SliM technology. Additionally, there were more than 1,000 biochemical, bulk drug manufacturing and pharmaceutical companies operating in the United States and Canada that may be potential users of the SLiM technology. The Company believes that the potential international market for the above applications may be equal to the North American market. Federal, state and local government entities are also a potential market for the Company, particularly in the area of environmental remediation and clean-up.

         Commercialization and Marketing Strategy
         Currently, the Company does not have an active commercialization program. Historically, the Company intended to lease its equipment to customers, with the lease payments being due and payable after installation and successful start-up of the equipment. When replacement modules are required, the Company would supply these modules at a reasonable mark-up over their cost. As new patents are filed and issued, the Company might, for certain applications, determine to make a direct sale of the equipment with additional long-term royalty payment provisions. The Company might obtain additional revenues through servicing the SLiM equipment, including periodic replacement of the membrane component. In addition to leasing and selling its equipment, the Company might charge its customers based on a percentage of the customer's actual cost savings derived from reduced disposal costs and recovered reusable materials. In applications in which reusable materials are not recovered, the Company's ongoing charges may be based on the volume of materials processed. There are no current marketing efforts for the Company's SliM technology.

         Metals Separation and Recovery. The Company's initial marketing efforts were in this industrial sector, in which the separation and recovery of metal-bearing aqueous solutions presented a substantial market. Primary among the potential customers in this area are metal plating and metal finishing operations, which generate substantial volumes of mixed metals process streams for which a limited number of potentially effective technologies are available to effect proper separation.

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

         Radionuclide/Mixed Waste Separation. In the United States, there are numerous sites operated or maintained by the DOE and/or the DOD at which there are present "mixed wastes" containing radionuclides intermingled with other hazardous wastes. These sites are also contaminated with other compounds associated with nuclear weapons testing and nuclear energy. SLiM has successfully demonstrated on a limited scale the capability for the separation of radionuclides such as strontium and cesium. The United States government estimates that potential government expenditures in this market could be between $234 billion and $389 billion over the course of the next 75 years. The Company anticipated pursuing this market area in collaboration with established engineering and environmental service organizations, which can provide technical and professional expertise, market presence and credibility. To date the Company has been unsuccessful in placing SLiM equipment in this market sector.

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

BACKLOG

         At December 31, 2001, the Company had no backlog.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company and its subsidiaries. All such activities are company-sponsored. Research and development expenditures for the Company were $0, $114,000 and $338,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

INTELLECTUAL PROPERTY

         In September 1997, the Company filed two U.S. patent applications and one international patent application covering the principal features of its SLiM technology. One of the patent applications covers the joint inventions of Dr. Kilambi and Lockheed Martin. The other patent application and the international patent application cover the sole inventions of Dr. Kilambi. The U.S. Patent Office has decided to issue a patent for one of the two claims covering the joint inventions of Dr. Kilambi and Lockheed Martin. The other claim will be separated from the original application and filed as a separate patent application. Based on comments provided by the U.S. Patent Office, the Company has decided to abandon the two patent applications covering the sole inventions of Dr. Kilambi. The Company has been issued three US patents to date for using strip dispersion for the separation of radionuclides, heavy metals, and chromium; the sole invention of Dr. W.S. Winston Ho, former Senior Vice President - Technology . Additionally, the Company has filed for one US patent and two foreign patents for using a strip dispersion technique covering the sole inventions of Dr. W.S. Winston Ho.

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

         By contrast, the Company believes SLiM may be capable of handling a broad range of compounds in a faster and cost effective manner. Furthermore, the expected by-products of the SLiM process consist primarily of wastewater, which can be discharged as normal wastewater effluent, and to a lesser extent, materials requiring landfill disposal.

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

GOVERNMENT REGULATION

         The Company and its customers are required to comply with a number of federal, state and local laws and regulations in the areas of safety, health and environmental controls, including, without limitation, the Resource Conservation and Recovery Act, as amended, and the Occupational Safety and Health Act of 1970, which may require the Company, its prospective working partners or its customers to obtain permits or approvals to utilize SLiM and related equipment on certain job sites. In addition, if the Company begins to market SLiM internationally, the Company would be required to comply with laws and regulations and, when applicable, obtain permits or approvals in those other countries. There is no assurance that such required permits and approvals will be obtained. Furthermore, particularly in the environmental remediation market, the Company may be required to conduct performance and operating studies to assure government agencies that SLiM and its by-products do not pose environmental risks. There is no assurance that such studies, if successful, will not be more costly or time-consuming than anticipated. Further, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended, or are interpreted or enforced differently, the Company, its prospective working partners and/or its customers may be required to meet stricter standards of operation and to obtain additional operating permits or approvals.

ENVIRONMENTAL MATTERS

         The Company's operations, as well as the use of specialized technical equipment by its customers, are subject to numerous federal, state and local regulations relating to the storage, handling and transportation of certain regulated materials. Although the Company's role would be generally limited to the leasing of its specialized technical equipment for use by its customers, there is always the risk of the mishandling of such materials or technological or equipment failures, which could result in significant claims against the Company. Any such claims against the Company could materially adversely affect the Company's business, financial condition and results of operations.

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

         As of March 1, 2002, the Company had no full-time employees.

ITEM 2.       PROPERTIES.
-------       -----------

         The Company maintains executive offices located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director and principal stockholder of Environmental and a director of the Company. Such space also serves as the principal executive offices of Environmental.

ITEM 3.       LEGAL PROCEEDINGS.
-------       ------------------

         The Company, along with several other entities, in a prior year guaranteed a performance bond of Separation relating to the Port of Baltimore contract. The Company was notified on June 28, 2000 that the performance bond is being called. It is not known, at this time, the amount, if any, the Company's share will be.

         As of March 15, 2002, no litigation has been filed against the Company, Separation, or any of the Company's subsidiaries with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. In the event that the Company is obligated to indemnify the Surety, the Company estimates that its liability will not exceed approximately $390,000.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------       ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II
                                     -------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON
-------       EQUITY AND RELATED STOCKHOLDER MATTERS.
              ---------------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.001 per share ("Common Stock"), 10% Senior Convertible Preferred Stock, par value $0.001 per share ("Convertible Preferred Stock"), and Redeemable Common Stock Purchase Warrants ("Warrants") began trading publicly on April 3, 1997 at initial public offering prices of $5.00 and $10.00 per share, respectively, and $0.10 per Warrant and were traded and quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols CXOT, CXOTP and CXOTW, respectively, until February 18, 1999. At the close of business on February 18, 1999, at which time the Company's securities were delisted from the Nasdaq Stock Market because of the Company's inability to satisfy the revised maintain standards for continued listing on the Nasdaq Market System. The Company is currently listed on the OTC Bulletin Board. On March 1, 2002, there were 177 holders of record of Common Stock, two holders of record of Convertible Preferred Stock and 16 holders of record of Warrants.

         The following table sets forth, for the periods shown, the high and low bid prices of the Common Stock, Convertible Preferred Stock and Warrants (rounded to the nearest cent) as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                 Convertible
                                                 Common Stock                  Preferred Stock                      Warrants
                                           ---------- ---- ----------    ---------- --- -------------    ----------- --- -----------
                                             High             Low          High             Low             High            Low
                                           ----------      ----------    ----------     -------------    -----------     -----------
FISCAL YEAR 2001
   January 1 to March 31, 2001.......          $0.07           $0.04         $0.10             $0.04          $0.00           $0.00
   April 1 to June 30, 2001..........           0.06            0.01          0.04              0.04           0.00            0.00
   July 1 to September 30, 2001......           0.01            0.01          0.00              0.00           0.00            0.00
   October 1 to December 31, 2001....           0.01            0.01          0.00              0.00           0.00            0.00

FISCAL YEAR 2000
   January 1 to March 31, 2000.......          $0.75           $0.04         $0.88             $0.38          $0.00           $0.00
   April 1 to June 30, 2000..........           0.37            0.06          0.38              0.25           0.00            0.00
   July 1 to September 30, 2000......           0.24            0.06          0.25              0.25           0.00            0.00
   October 1 to December 31, 2000....           0.08            0.04          0.19              0.06           0.00            0.00

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
-------       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
              -------------------------------------------------

GENERAL

         The Company was organized in November 1995, and has not generated material revenues or any profits through December 31, 2001. Since its inception, the Company has been engaged principally in organizational activities, including research and development, developing a strategic operating plan, entering into contracts, hiring personnel, developing and manufacturing commercial-scale units and installing and operating units on an extended basis for demonstration or test purposes. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

         The Company has generated nominal revenues to date. During the period from November 15, 1995 (date of inception) to December 31, 2001, the Company incurred a net loss of $13,419,000. For the year ended December 31, 2001, the Company incurred a loss of $91,000 and anticipates that it may continue to incur significant losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. See "Business" and the Financial Statements and Notes thereto included elsewhere in this Annual Report.

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

         As a result of the closure, the Company has recorded a reserve for inventory obsolescence of $519,000, an impairment reserve on long-lived assets
$428,000, a write off of leasehold improvements of $85,000 and a write off intangibles of $175,000 in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology.

         RESULTS OF OPERATIONS

Year ended December 31, 2001  compared to year ended December 31, 2000

         The Company had no revenues or cost of sales in 2001. The Company obtained a contract from a customer in March 2000 and recorded revenues of $66,000 for the year ended December 31, 2000. Cost of sales amounted to $107,000 for the years ended December 31, 2000. Cost of sales primarily include the cost of equipment, shipping and set up costs.

         There were no research and development costs in 2001. Research and development costs were $114,000 for the year ended December 31, 2000. Research and development costs include salaries, wages and other related costs of personnel engaged in research and development activities, as well as contract services and equipment used in research and development activities. Research and development costs are expensed when incurred.

         General and administrative expenses were $95,000 for the year ended December 31, 2001 as compared to $313,000 for the year ended December 31, 2000. In 2000, the company closed its Kennesaw facility and its current costs are costs associated with maintaining its public company status..

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

         As a result of the closure, the Company has recorded a reserve for inventory obsolescence of $519,000, an impairment reserve on long-lived assets of $428,000 and a write off of leasehold improvements of $85,000 in the year ended December 31, 2000. The Company also recorded an impairment of intangible assets of $175,000 in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology. The Company has no ongoing operations as of December 31, 2001.

         Depreciation and amortization was $235,000 in 2000. As a result of the write down of fixed assets in June of 2000, there is no depreciation or amortization expense in 2001. These fixed assets included SLiM units and modules used in the Company's technology process.

         Sales and marketing expense was $18,000 in 2000. The Company was focusing on trying to identify new markets for applications of its technology.

         Interest income was $4,000 in 2001 as compared to $13,000 in 2000. Interest was earned on the restricted cash which was invested in certificates of deposit. These certificates of deposit collateralized outstanding letters of credit relating to the Port of Baltimore projects.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has sustained losses of $91,000, $1,915,000 and $1,786,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company had no significant revenues during the period from November 15, 1995 (date of inception) to December 31, 2001. Substantially all of the Company's losses are attributable to the expenses detailed above. At December 31, 2001 the Company had a working capital deficit of $3,756,000 and a stockholders' deficit of $3,756,000. The Company's decrease in working capital is principally due to the net loss for the period and dividends paid or accrued on the Company's Convertible Preferred Stock. The net loss includes impairments and write-offs of the Company's assets.

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

         The Company has a working capital deficit, a deficit in equity, has incurred substantial losses from operations and has not generated cash from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in 2002 or the necessary working capital to develop profitable operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NET OPERATING LOSSES

         At December 31, 2001, the Company had tax loss carryforwards of approximately $13,419,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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


ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------       --------------------------------------------

         The financial statements of the Company are included on pages F-1 through F-24 of this Annual Report and are incorporated herein by reference.


ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------       ON ACCOUNTING AND FINANCIAL DISCLOSURE.
              ---------------------------------------

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

                                    PART III
                                    --------

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------       ---------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of March 1, 2002, are as follows:

Name                     Age    Position
----                     ---    --------

Paul E. Hannesson......  62    Chairman of the Board and Chief Executive Officer

Andrew P. Oddi.........  40    President

James M. DeAngelis.....  41    Senior Vice President - Sales & Marketing

Bentley J. Blum........  60    Director

_______________________

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

         Andrew P. Oddi has served as President of the Company since July 2001, succeeding Mr. Magnell. Mr. Oddi was appointed Vice President and Treasurer of the Company, Applied, Environmental, Solution and CFC Technologies in June 1997. Mr. Oddi also served as Vice President of Finance & Administration and Chief Financial Officer of Environmental from 1987 to May 1997 and as a director of the Environmental from December 1990 to July 1996. Mr. Oddi also served as the Vice President of Finance, Chief Financial Officer and Secretary of Applied from March to November 1996, and as the Vice President--Finance of Separation from September 1996 to May 1997. From 1982 to 1987, Mr. Oddi was employed by Ernst & Young, independent accountants, and held the position of audit manager in 1986 and 1987. Mr. Oddi is a Certified Public Accountant.

         James M. DeAngelis was appointed Senior Vice President--Sales & Marketing of the Company in July 1996, after having served as its Vice President--Marketing since November 1995. Mr. DeAngelis is currently the Vice President of Finance and Chief Financial Officer of Applied. Mr. DeAngelis has also served as the President of CFC Technologies since September 1994, and served as Vice President--Marketing of Environmental from September 1992 to September 1995. Prior to September 1992, Mr. DeAngelis was completing M.B.A. and Masters in International Management degrees from the American Graduate School of International Management. Mr. DeAngelis holds B.S. degrees in Biology and Physiology from the University of Connecticut.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2001, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2001, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the shares of Common Stock of the Company failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2001.

ITEM 10.      EXECUTIVE COMPENSATION.
--------      -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during the fiscal years ended December 31, 2001, 2000 and 1999, to the person serving as the Company's current Chief Executive Officer, to each of the Company's most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such period.

                                             Summary Compensation Table

                                             Annual Compensation                          Long-Term Compensation
                              --------------------------------------------------  --------------------------------------
                                                                        Other                     Securities
                                                                       Annual      Restricted       Under-                 All Other
----------------------------                                           Compen-        Stock         Lying         LTIP       Compen-
                                            Salary        Bonus        sation       Award(s)       Options       Payouts     sation
Name and Principal Position   Year           ($)          ($)           ($)           ($)           (#)           ($)         ($)
----------------------------

Paul E. Hannesson             2001            -0-          -0-          -0-            -0-            -0-         -0-         -0-
Chief Executive Officer       2000            -0-          -0-                         -0-            -0-         -0-         -0-
                              1999            -0-          -0-                         -0-            -0-         -0-         -0-


James M. DeAngelis            2001            -0-          -0-          -0-            -0-            -0-         -0-         -0-
Senior Vice President         2000            -0-          -0-          -0-            -0-            -0-         -0-         -0-
                              1999            -0-          -0-          -0-            -0-            -0-         -0-         -0-


Andrew Oddi                   2001            -0-          -0-          -0-            -0-            -0-         -0-         -0-
President                     2000            -0-          -0-          -0-            -0-            -0-         -0-         -0-
                              1999            -0-          -0-          -0-            -0-            -0-         -0-         -0-

____________________


STOCK OPTIONS

         No stock options were granted in 2001, 2000 or 1999. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2001.



ITEM 11.      SECURITY OWNERSHIP OF CERTAIN
--------      BENEFICIAL OWNERS AND MANAGEMENT.
              ---------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of March 1, 2002 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.



                                                    Number of Shares of Common   Percentage of Outstanding
Name and Address                                       Stock Beneficially               Common Stock
of Beneficial Owner(1)                                     Owned(2)                  Beneficially Owned
--------------------------------------------        ---------------------------  --------------------------

Commodore Environmental Services, Inc.......             12,380,000(3)                      87.7%

Bentley J. Blum.............................              5,126,987(4)                      36.8%

Paul E. Hannesson...........................              1,242,987(5)                       8.8%

James M. DeAngelis..........................                278,370(6)                       2.3%

Andrew P. Oddi................................              239,681(7)                       2.0%

All executive officers and directors
as a group (4 persons)......................              6,888,025                         55.8%
________________________

* Percentage ownership is less than 1%.

(1)      The address of each of Commodore Environmental Services,  Inc., Bentley
         J. Blum, Paul E. Hannesson, James M. Deangelis and Andrew P. Oddi is 150 East 58th Street, Suite 3238, New York, New York 10155. Bentley J. Blum and Paul E. Hannesson are brothers-in-law.

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

(7) Consists of: (a) 93,750 shares of Common Stock underlying currently exercisable stock options granted to Mr. Oddi by the Company under the Plan; and (d) Mr. Oddi's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 250,000 shares of Environmental common stock and currently exercisable options to purchase 979,061 shares of Environmental common stock.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
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

                                     PART IV
                                     -------

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT
--------      SCHEDULES AND REPORTS ON FORM 8-K.
              ----------------------------------

The following documents are filed as part of this Annual Report:

Financial Statements.                                                                                      Page No.
---------------------                                                                                      --------

         Report of Tanner + Co.......................................................................       F-1

         Balance Sheets as of December 31, 2001 and 2000.............................................       F-2

         Statements of Operations for the years ended December 31, 2001, 2000 and 1999,
              and cumulative amounts since inception.................................................       F-3

         Statements of Stockholders' (Deficit)
              for the period from November 15, 1995 (date of inception) to December 31, 2001.........       F-4

         Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
              and cumulative amounts since inception.................................................       F-7

         Notes to Financial Statements...............................................................       F-9

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

4.3           Specimen Warrant Certificate.(3)

4.4 Form of Representative's Warrant Agreement between the Company and the Representative, including form of Representative's Warrant therein.(5)

4.5           Specimen Convertible Preferred Stock Certificate.(3)

4.6 Form of Certificate of Designation, Preferences and Rights of 10% Senior Convertible Redeemable Preferred Stock of the Company.(6)

4.7 Certificate of Designation, Preferences and Rights of Series B Convertible Redeemable Preferred Stock of the Company. (10)

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

__________________________

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

(10) Incorporated herein by reference and filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


Reports on Form 8-K:
--------------------

         None.

                                   SIGNATURES

         Pursuant to the requirements to Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March  22, 2002               COMMODORE SEPARATION TECHNOLOGIES, INC.


                                     By: /s/  Paul E. Hannesson
                                     ----------------------------------------
                                     Paul E. Hannesson, Chairman of the Board
                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ James M. DeAngelis       Senior Vice President, Sales and     March 22, 2002
----------------------       Marketing (principal financial and
James M. DeAngelis           accounting officer)

/s/  Paul E. Hannesson       Chairman of the Board and Chief      March 22, 2002
----------------------       Executive Officer (principal
Paul E. Hannesson            executive officer)

/s/  Bentley J. Blum         Director                             March 22, 2002
----------------------
Bentley J. Blum

COMMODORE SEPARATION TECHNOLOGIES, INC.
Financial Statements
December 31, 2001 and 2000

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                           Index

--------------------------------------------------------------------------------


                                                                          Page
                                                                          ----

Independent Auditors' Report                                              F-1

Balance Sheet as of December 31, 2001 and 2000                            F-2

Statement of Operations for the years ended
  December 31, 2001, 2000 and 1999,
  and cumulative amounts since inception                                  F-3

Statement of Stockholders' Deficit
  Period November 15, 1995 (date of inception)
  through December 31, 2001                                               F-4

Statement of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999,
  and cumulative amounts since inception                                  F-7

Notes to Financial Statements                                             F-9

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc.

We have audited the balance sheet of Commodore Separation Technologies, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2001, 2000, and 1999, and the period from November 15, 1995 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  financial   position  of  Commodore   Separation
Technologies, Inc. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000, and 1999, and the period from November 15, 1995 (date of inception) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2, the Company's significant operating losses, deficits in working capital, and net stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The accompanying financial statements do not include any adjustment that might be the result from the outcome of this uncertainly.



Salt Lake City, Utah
January 24, 2002




                                                                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                               Balance Sheet

                                                            (In thousands, except shares and per share data)
------------------------------------------------------------------------------------------------------------

                                                                                   December 31,
                                                                       -------------------------------------
                                                                              2001              2000
                                                                       -------------------------------------
          Assets
          ------
Current assets:
     Cash and cash equivalents                                         $               11    $            1
     Restricted cash                                                                    -               233
                                                                       -------------------------------------

                  Total current assets                                                 11               234
                                                                       -------------------------------------

------------------------------------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit
         -------------------------------------

Current liabilities:
     Accounts payable                                                  $              296    $          269
     Accrued expenses                                                                 134               134
     Advance deposits                                                                  53               263
     Due to related parties                                                         1,215             1,164
     Accrued dividends                                                              2,069             1,515
                                                                       -------------------------------------

                  Total current liabilities                                         3,767             3,345

Commitments and contingencies                                                           -                 -

Stockholders' deficit:
     Preferred stock, Series A, $.001 par value, 10%
       cumulative, 5,000,000 shares authorized, 518,600
       and 569,500 shares issued and outstanding
       at December 31, 2001 and 2000, respectively                                      1                 1
     Preferred stock, Series B, $.001 par value, 6%
       cumulative, 4,000 shares authorized, 3,570 shares
       issued and outstanding at December 31, 2001
       and 2000                                                                         -                 -
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 11,732,640 and 11,596,908 shares issued
       and outstanding at December 31, 2001 and 2000,
       respectively                                                                    12                11
     Additional paid-in capital                                                     9,650            10,205
     Deficit accumulated during development stage                                 (13,419)          (13,328)
                                                                       -------------------------------------

                  Total stockholders' deficit                                      (3,756)           (3,111)
                                                                       -------------------------------------

                  Total liabilities and stockholders' deficit          $               11    $          234
                                                                       -------------------------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                          F-2



                                                                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                    Statement of Operations

                                                                       (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------

                                                                                              Cumulative
                                                                                             Amounts From
                                                                                             November 15,
                                                                                             1995 (Date of
                                                         Years Ended December 31,            Inception) to
                                               --------------------------------------------- December 31,
                                                     2001            2000          1999            2001
                                               -------------------------------------------------------------
Contract revenues                              $             -   $         66   $       337   $         403

Costs and expenses:
     Cost of sales                                           -            107           541             648
     Research and development                                -            114           338           3,603
     General and administrative                             95            313           743           4,482
     Impairment of inventory                                 -            519             -             519
     Impairment of property and equipment                    -            513             -             513
     Impairment of intangible assets                         -            175             -             175
     Depreciation and amortization                           -            235           507           1,402
     Corporate overhead expenses                             -              -             -           2,145
     Sales and marketing                                     -             18            12             728
     Licensing fee                                           -              -             -              50
                                               -------------------------------------------------------------

         Total costs and expenses                           95          1,994         2,141          14,265
                                               -------------------------------------------------------------

         Loss from operations                              (95)        (1,928)       (1,804)        (13,862)

Other income                                                 -              -             -              27
Interest income                                              4             13            18             430
Interest expense                                             -              -             -             (14)
                                               -------------------------------------------------------------

         Net loss before  income taxes                     (91)        (1,915)       (1,786)        (13,419)

Income taxes                                                 -              -             -               -
                                               -------------------------------------------------------------

Net loss                                       $           (91)  $     (1,915)  $    (1,786)  $     (13,419)
                                               -------------------------------------------------------------

Net loss per share -
  basic and diluted                            $          (.06)  $       (.22)  $      (.21)  $       (1.46)
                                               -------------------------------------------------------------

Weighted average number of
  shares outstanding ( in thousands)                    11,677         11,575        11,516          11,198
                                               -------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                          F-3



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                  Statement of Stockholders' Deficit

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                           Preferred Stock     Preferred Stock                                                               Total
                              Series A            Series B           Common Stock                   Additional               Stock-
                           ----------------------------------------------------------  Subscription  Paid-in   Accumulated  holders'
                           Shares    Amount    Shares    Amount    Shares      Amount   Receivable    Capital     Deficit   Deficit
                           ---------------------------------------------------------------------------------------------------------
Common stock issued
for cash on November
15, 1995 (inception)
at $1 per share               -    $      -        -   $     -          100  $      -    $      -   $      -    $       -  $      -

Stock split of 150,000
shares for one share
on September 5, 1996          -           -        -         -   14,999,900        15         (15)         -            -         -


Reverse stock split
of 1.50 shares for
one share on November
26, 1996                      -           -        -         -  (5,000,000)        (5)          -          5            -         -

Net loss for the
period from November
15, 1995 through
June 30, 1996                 -           -        -         -            -         -           -          -          (61)      (61)
                        ------------------------------------------------------------------------------------------------------------

Balance, June 30, 1996        -           -        -         -   10,000,000        10         (15)         5          (61)      (61)

Collection of
subscription
receivable                    -           -        -         -            -         -          15          -            -        15

Conversion of notes
payable to capital            -           -        -         -            -         -           -        976            -       976

Proceeds from sale of
common stock and
warrants                      -           -        -         -    1,500,000         1           -      6,108            -     6,109

Proceeds from sale of
preferred stock,
Series A, and warrants  600,000           1        -         -            -         -           -      4,977            -     4,978

Dividend on preferred
stock, Series A               -           -        -         -            -         -           -       (138)            -     (138)

Net loss for the year
ended June 30, 1997           -           -        -         -            -         -           -          -      (3,171)    (3,171)
                        ------------------------------------------------------------------------------------------------------------

Balance, June 30, 1997  600,000           1        -         -   11,500,000        11           -     11,928      (3,232)     8,708

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                  F-4



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                           Preferred Stock     Preferred Stock                                                               Total
                              Series A            Series B           Common Stock                   Additional               Stock-
                           ----------------------------------------------------------  Subscription  Paid-in   Accumulated  holders'
                           Shares    Amount    Shares    Amount    Shares      Amount   Receivable    Capital     Deficit   Deficit
                           ---------------------------------------------------------------------------------------------------------
Issuance of common
stock                         -           -        -         -        3,650         -           -         10            -        10

Dividend on preferred
stock, Series A               -           -        -         -            -         -           -       (300)           -      (300)

Net loss for the six
months ended December
31, 1997                      -           -        -         -            -         -           -          -       (2,766)   (2,766)
                        ------------------------------------------------------------------------------------------------------------

Balance, December 31,
1997                    600,000           1        -         -   11,503,650        11           -     11,638       (5,998)    5,652

Issuance of common
stock                         -           -        -         -       11,925         -           -         25            -        25

Issuance of preferred
stock, Series B               -           -    3,570         -            -         -           -        143            -       143

Gain on troubled debt
restructuring                 -           -        -         -            -         -           -        214            -       214


Dividends on preferred
stock, Series A               -           -        -         -            -         -           -       (600)           -      (600)

Net loss for the year
ended December 31, 1998       -           -        -         -            -         -           -          -       (3,629)   (3,629)
                        ------------------------------------------------------------------------------------------------------------

Balance, December 31,
1998                    600,000           1    3,570         -   11,515,575        11           -     11,420       (9,627)    1,805

Dividends on preferred
stock, Series A               -           -        -         -            -         -           -       (600)           -      (600)

Dividends on preferred
stock, Series B               -           -        -         -            -         -           -        (16)           -       (16)

Net loss for the year
ended December 31,
1999                          -           -        -         -            -         -           -          -       (1,746)   (1,786)
                        ------------------------------------------------------------------------------------------------------------

Balance, December 31,
1999                    600,000           1    3,570         -   11,515,575        11           -     10,804      (11,413)     (597)

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



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

                           Preferred Stock     Preferred Stock                                                               Total
                              Series A            Series B           Common Stock                   Additional               Stock-
                           ----------------------------------------------------------  Subscription  Paid-in   Accumulated  holders'
                           Shares    Amount    Shares    Amount    Shares      Amount   Receivable    Capital     Deficit   Deficit
                           ---------------------------------------------------------------------------------------------------------
Dividends on preferred
stock, Series A               -           -        -         -            -         -           -       (578)           -      (578)

Dividends on preferred
stock, Series B               -           -        -         -            -         -           -        (21)           -       (21)

Conversion of Series A
Preferred stock to
common                  (30,500)          -        -         -       81,333         -           -          -            -         -

Net loss for the year
ended December 31,
2000                          -           -        -         -            -         -           -          -       (1,915)   (1,915)
                        ------------------------------------------------------------------------------------------------------------

Balance, December 31,
2000                    569,500           1    3,570         -   11,596,908        11           -     10,205      (13,328)   (3,111)

Dividends on preferred
stock, Series A               -           -        -         -            -         -           -       (533)           -      (533)

Dividends on preferred
stock, Series B               -           -        -         -            -         -           -        (21)           -       (21)

Conversion of Series A
Preferred stock to
common                  (50,900)          -        -         -      135,732         1           -         (1)           -         -

Net loss for the year
ended December 31,
2001                          -           -        -         -            -         -           -          -          (91)      (91)
                        ------------------------------------------------------------------------------------------------------------

Balance, December 31,
2001                    518,600    $      1    3,570   $     -   11,732,640  $     12    $      -  $   9,650    $ (13,419) $ (3,756)
                        ------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                  F-6


                                                                    COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                    Statement of Cash Flows

                                                                      (In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------

                                                                                            Cumulative
                                                                                           Amounts From
                                                                                           November 15,
                                                        Year Ended December 31,           1995 (Inception)
                                              -----------------------------------------   to December 31,
                                                   2001          2000          1999            2001
                                               ------------------------------------------------------------
 Cash flows from operating activities:
    Net loss                                   $         (91) $      (1,915) $     (1,786) $        (13,419)
    Adjustments to reconcile net loss to cash
      used in operating activities:
      Inventory impairment                                 -            519             -               519
      Impairment of intangibles                            -            175             -               175
      Property and equipment impairment                    -            513             -               513
      Depreciation and amortization                        -            235           507             1,402
      Issuance of Common Stock for services                -              -             -                35
      Gain on troubled debt restructuring                  -              -             -               214
      (Increase) decrease in:
        Accounts receivable                                -             10           (10)                -
        Inventory, net                                     -              -           166              (519)
        Accounts payable                                  27            (83)          329               296
        Accrued expenses                                   -             56            22               134
      Increase (decrease) in:
        Deposits                                        (210)             -          (187)               53
        Other assets                                       -              -             1                 -
                                               ------------------------------------------------------------

          Net cash used in
          operating activities                          (274)          (490)         (958)          (10,597)
                                               ------------------------------------------------------------

 Cash flows from investing activities:
    Acquisition of intangible assets                       -             (7)          (10)             (213)
    Purchase of property and equipment                     -              -             -              (403)
    Acquisition of leasehold improvements                  -              -             -              (210)
    Construction of technical equipment                    -              -           (80)           (1,491)
    (Increase) liquidation of certificate of
       deposit                                           233            (13)          (10)                -
                                               ------------------------------------------------------------

          Net cash used in
          investing activities                           233            (20)         (100)           (2,317)
                                               ------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                         F-7


                                                                    COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                    Statement of Cash Flows
                                                                                                  Continued

                                                                      (In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------

                                                                                            Cumulative
                                                                                           Amounts From
                                                                                           November 15,
                                                        Year Ended December 31,           1995 (Inception)
                                              -----------------------------------------   to December 31,
                                                   2001          2000          1999            2001
                                               ------------------------------------------------------------
  Cash flows from financing activities:
     Proceeds from sale of common stock and
        warrants                                           -              -              -            6,109
     Proceeds from sale of preferred stock and
        warrants                                           -              -              -            4,978
     Preferred stock dividend                              -              -              -             (738)
     Borrowings from stockholder                          51            495            869            2,561
     Collection of subscription receivable                 -              -              -               15
     Repayment of capital lease obligation                 -              -            (4)                -
                                               ------------------------------------------------------------

           Net cash provided by
           financing activities                           51            495            865           12,925
                                               ------------------------------------------------------------

  (Decrease) increase in cash and cash
    equivalents                                           10            (15)         (193)               11

  Cash and cash equivalents, beginning of
    period                                                 1             16            209                -
                                               ------------------------------------------------------------

  Cash and cash equivalents, end of period     $          11  $           1  $         16  $             11
                                               ------------------------------------------------------------

  Supplemental disclosure of cash flow
  information

     Cash paid during the period for:

           Interest paid                       $           -  $           -  $          -  $             14
                                               ------------------------------------------------------------

           Income taxes paid                   $           -  $           -  $          -  $              -
                                               ------------------------------------------------------------


Non cash investing and financing activities:

The Company accrued dividends on preferred stock of $554, $599 and $616 which were not declared, or paid, for the years ending December 31, 2001, 2000 and 1999, respectively.

During the year ended December 31, 2001, 50,900 shares of Series A preferred stock were converted to 135,732 shares of common stock.

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

--------------------------------------------------------------------------------
                                                                             F-9

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

1.   Organization       Property and Equipment
     and                Property  and  equipment  are  stated  at  cost.   Major
     Significant        additions and  improvements  are  capitalized  and minor
     Accounting         replacements,  maintenance  and  repairs  which  do  not
     Policies           increase  the useful lives of the assets are expensed as
     Continued          incurred.  Depreciation  and  amortization  are recorded
                        using a straight-line method over estimated useful lives
                        of the  assets,  which vary from two to ten  years.  The
                        cost and  related  accumulated  depreciation  of  assets
                        sold,  retired or otherwise disposed of are removed from
                        the respective accounts,  and any resulting gain or loss
                        is included in the statement of  operations.  During the
                        year ended  December 31, 2000,  the Company  recorded an
                        impairment  on the  full  book  value  of the  remaining
                        assets  of  $513  due to  the  Company's  assessment  of
                        recoverability  of the assets  through  operations.  The
                        assets  have  been  moved  to  a  storage   facility  in
                        Albuquerque, New Mexico.

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

                        Advance Deposits
                        The Company collected a $263 deposit related to a contract with the Port of Baltimore. The contract was subsequently terminated. During 2001, the Company reimbursed $210 to the Port of Baltimore, leaving a balance of $53 as of December 31, 2001.

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


--------------------------------------------------------------------------------
                                                                            F-10

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

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

                        Impairment of Long-Lived Assets
                        The Company periodically performs analyses on the recoverability of long-lived assets. Any excess of the carrying amount of an asset over the estimated future undiscounted cash flows associated with the asset would be recorded as an impairment loss in the statement of operations. During the year ended December 31, 2000 the Company recorded impairment losses on inventory, property and equipment and intangible assets of $519, $513 and $175, respectively.

--------------------------------------------------------------------------------
                                                                            F-11

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


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

                        Use of Accounting Estimates
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   Going              The accompanying financial statements have been prepared
     Concern            under the assumption that the Company will continue as a
                        going  concern.   Such   assumption   contemplates   the
                        realization   of   assets   and  the   satisfaction   of
                        liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, a deficit in equity, has incurred substantial losses from operations and has not generated cash from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in 2002 or the necessary working capital to develop profitable operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


--------------------------------------------------------------------------------
                                                                            F-12

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

2.   Going              The  Company's   continuation  as  a  going  concern  is
     Concern            dependent   upon  its   ability  to  obtain   additional
     Continued          financing as may be required,  and  ultimately to attain
                        profitability. Potential sources of cash include new contracts, the issuance of external debt, the sale of new shares of Company stock or alternative methods such as mergers or sale transactions. No assurances can be given, however, that the Company will be able to obtain any of these potential sources of cash.


3.   Earnings Per       Basic  earnings  per share are  computed by dividing net
     Share              income available to common  shareholders by the weighted
                        average number of shares  outstanding during the period.
                        Diluted earnings per share are computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                                 Period From
                                                                 November 15,
                                                                    1995
                              Years Ended December 31,          (Inception) to
                      ---------------------------------------    December 31,
                          2001          2000         1999          2001
                      -------------------------------------------------------

 Net loss             $        (91)  $   (1,915) $    (1,786) $     (13,419)
 Dividends on
   Series A
   Preferred Stock
   (not declared)             (533)        (578)        (600)        (2,849)
 Dividends on
   Series B
   Preferred Stock
   (not declared)              (21)         (21)         (16)           (58)
                      -------------------------------------------------------

 Net loss applicable
   to common
   shareholders       $       (645)  $   (2,514) $    (2,402) $     (16,226)
                      -------------------------------------------------------

--------------------------------------------------------------------------------
                                                                            F-13

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

3.   Earnings Per
     Share
     Continued

 Weighted average
   common shares
   outstanding (basic)    11,677,000    11,575,000   11,516,000   11,198,000
 Convertible Preferred
   Stock                     (*)           (*)          (*)          (*)
 Warrants issued in
   initial public
 offering                    (*)           (*)          (*)          (*)
 Employee stock
   options                   (*)           (*)          (*)          (*)
                        -----------------------------------------------------

 Weighted average
   common shares
   outstanding
 (diluted)                11,677,000    11,575,000   11,516,000   11,198,000
                        -----------------------------------------------------

 Loss per share -
   basic and diluted    $      (.06) $       (.22)  $     (.21) $     (1.46)
                        -----------------------------------------------------

                        (*) Due to the Company's loss from continuing operations the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

4.   Related Party      The Company owed  advances of $179 to Commodore  Applied
     Transactions       Technologies,  Inc.  (Applied)  as of December 31, 2001,
                        2000 and 1999. At December 31, 2001,  2000 and 1999, the
                        Company also owed Commodore Environmental Services, Inc.
                        (Environmental) $1,036, $985 and $717, respectively, for
                        uncollateralized  advances to the  Company.  Applied and
                        Environmental   have   direct  or   indirect   ownership
                        interests in the Company.

5.   Income Taxes       The  Company  provides  for  deferred  income  taxes  on
                        temporary  differences  which  represent  tax effects of
                        transactions   reported  for  tax  purposes  in  periods
                        different than for book purposes. The difference between the income tax benefit at statutory rates for 2001, 2000 and 1999 and the amount presented in the financial statements is due to the change in the tax valuation allowance which offsets the income tax benefit of the operating loss.


--------------------------------------------------------------------------------
                                                                            F-14

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


5.   Income Taxes       The  provision  for  income  taxes  which  differs  from
     Continued          federal income tax rates is follows:

                                                                 Cumulative
                               Years Ended December 31,            Amounts
                        ---------------------------------------     Since
                             2001         2000         1999       Inception
                        -----------------------------------------------------

 Expected tax benefit
 at federal statutory
 rate                   $       (31) $      (651) $      (598) $     (4,559)
 State income tax
 benefits, net of
 federal income
 tax benefit                     (4)         (87)         (90)         (749)
 Change in valuation
 allowance                       35          738          688         5,308
                        -----------------------------------------------------

 Income taxes           $         -  $         -  $         -  $          -
                        -----------------------------------------------------

                        The components of net deferred income taxes as of December 31, are as follows:

                                               Years Ended December 31,
                                           ----------------------------------
                                                 2001             2000
                                           ----------------------------------

 Net operating loss carryforward           $          5,312 $          5,277
 Less: valuation allowance                           (5,312)          (5,277)
                                           ----------------------------------

 Net deferred tax asset                    $              - $              -
                                           ----------------------------------

                        The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. For the years ended December 31, 2001, 2000 and 1999, the Company has established a valuation allowance for the entire amount of net deferred tax assets.

--------------------------------------------------------------------------------
                                                                            F-15

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

5.   Income Taxes       At  December  31,   2001,   the  Company  had  tax  loss
     Continued          carryforwards  of approximately  $13,400.  The amount of
                        and  ultimate   realization  of  benefit  from  the  net
                        operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. The change in control of the Company that took place in September 1998 could limit the Company's ability to utilize all prior tax loss carryforwards. These net operating carryforwards begin to expire in 2011.

6.   Royalty            The Company has an  agreement  with a former  officer of
     Agreements         the Company  pursuant to which the former  officer is to
                        receive a royalty of 2% of collected  revenues  from the
                        Company's  membrane   separation   technology   directly
                        attributable to his patentable property through December
                        3,  2002,   except  for  applications   related  to  the
                        radionuclides  technetium  and  rhenium,  for  which the
                        former  officer is entitled to receive a royalty of .66%
                        of net sales  directly  attributable  to his  patentable
                        property  (less   allowances  for  returns,   discounts,
                        commissions, freight and excise or other taxes). No royalties have been accrued as of December 31, 2001.

                        The Company also has a license agreement with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a U.S. Department of Energy national laboratory, for which the Company paid Lockheed Martin a $50 licensing fee during the year ended June 30, 1997. Under this agreement, Lockheed Martin is to receive a royalty of 2% of net sales of the Company's products or processes covered under the agreement (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, commencing in the third year of the agreement, an annual minimum royalty of $15. As of December 31, 2001, $30 of royalties have been paid.

--------------------------------------------------------------------------------
                                                                            F-16

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


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

                        The Convertible Preferred Stock, Series A, is convertible into Common Stock at any time prior to redemption at a conversion rate of 1.67 shares of Common Stock for each share of Convertible Preferred Stock (an effective conversion price of $6.00 per share of Common Stock), subject to adjustment under certain circumstances, including the failure of the Company to pay a dividend on the Convertible Preferred Stock, Series A, within 30 days of a dividend payment date, which will result each instance in a reduction of $.50 per share in the conversion price but not below $3.75 per share. Since June of 1998 the Company has not paid dividends, and therefore has adjusted the effective conversion price from $6.00 to $3.75 per share. Accumulated and unpaid dividends at December 31, 2001 and 2000 amounted to $2,011 and $1,478, an amount equal to $3.60 and $2.60 per share, respectively. Dividends will not be declared until there are sufficient accumulated earnings.

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

--------------------------------------------------------------------------------
                                                                            F-17

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


7.   Capital            Preferred Stock, Series A - Continued
     Structure          The holders of Convertible  Preferred  Stock,  Series A,
     Continued          have  the  right,  voting  as a  class,  to  approve  or
                        disapprove  of the  issuance  of any  class or series of
                        stock  ranking  senior  to,  or on a  parity  with,  the
                        Convertible  Preferred Stock,  Series A, with respect to
                        declaration and payment of dividends or the distribution
                        of assets on liquidation,  dissolution or winding-up. In
                        addition,  if the company  fails to pay dividends on the
                        Convertible   Preferred   Stock,   Series  A,  for  four
                        consecutive quarterly dividend payment periods,  holders
                        of  Convertible   Preferred  Stock,   Series  A,  voting
                        separately as a class will be entitled to elect one director; such voting right will be terminated as of the next annual meeting of stockholders of the Company following payment of all accrued dividends.

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

                        The Convertible Preferred Stock, Series B, has a par value of $.001 per share and a stated value of $100 per share. Cumulative dividends are payable at the rate of $6 per share per annum, payable quarterly in arrears, commencing June 30, 1999, when, and if declared by the Board of Directors, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock, Series B. The Company has not paid any dividends on these shares. Accumulated and unpaid dividends at December 31, 2001 and 2000 amounted to approximately $58 and $37, an amount equal to $16.25 and $10.36 per share, respectively.


--------------------------------------------------------------------------------
                                                                            F-18

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


7.   Capital            Preferred Stock, Series B - Continued
     Structure          The Convertible Preferred Stock, Series B is convertible
     Continued          into Common Stock at any time prior to  redemption  at a
                        conversion  rate of 666.67  shares  of Common  Stock for
                        each share of Convertible  Preferred Stock, Series B (an
                        effective  conversion  price of $.15 per share of Common
                        Stock),    subject   to    adjustment    under   certain
                        circumstances.

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


--------------------------------------------------------------------------------
                                                                            F-19

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


7.   Capital            Representative's Warrants
     Structure          In  connection  with the Initial  Public  Offering,  the
     Continued          Company sold to the  Underwriter for $.0001 per warrant,
                        warrants  to  purchase  from the  Company  up to  60,000
                        shares of Convertible Preferred Stock, 150,000 shares of
                        Common    Stock    and/or    210,000    Warrants    (the
                        "Representative's   Warrants").   The   Representative's
                        Warrants are  exercisable at a price of $12 per share of
                        Convertible  Preferred  Stock,  $6 per  share of  Common
                        Stock and $.12 per  Warrant  from April 3, 1998  through
                        April 3, 2002, and are restricted  from sale,  transfer,
                        assignment or hypothecation  prior to that date,  except
                        to officers  of the  Underwriter.  The  Representative's
                        Warrants   provide  for  adjustment  in  the  number  of
                        securities issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Common Stock. The Representative's Warrants grant to the holders thereof certain rights of registration for the securities issuable upon exercise thereof.

8.   Non-Qualified      The  Company's  1996 Stock Option Plan (the "1996 Plan")
     Stock Option       provides the Board of Directors  the  authority to issue
     Plan               incentive and non-qualified stock options to purchase up
                        to 1,350,000 shares of the Company's Common Stock to officers, directors, key employees and/or consultants.

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

--------------------------------------------------------------------------------
                                                                            F-20

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


8.   Non-Qualified      Information  regarding  the  option  plan  is summarized
     Stock Option       below:
     Plan
     Continued                                                   Weighted
                                                                  Average
                                                   Number of      Exercise
                                                    Options        Price
                                                 ----------------------------

 Outstanding at year ended June 30, 1997         $      996,689 $       4.42
      Granted                                         1,042,252         4.31
      Exercised                                               -
      Forfeited                                               -
      Rescinded                                       (996,689)         4.42
                                                 ----------------------------
 Outstanding at six months ended December 31,         1,042,252         4.31
 1997
      Granted                                         1,461,950         0.19
      Exercised                                               -
      Forfeited                                               -
      Rescinded                                     (1,092,252)         4.14
                                                 ----------------------------
 Outstanding at year ended December 31, 1998          1,411,950         0.19
      Granted                                                 -
      Exercised                                               -
      Forfeited                                        (80,900)         0.10
      Rescinded                                               -
                                                 ----------------------------
 Outstanding at year ended December 31, 1999          1,331,050         0.19
      Granted                                                 -
      Exercised                                               -
      Forfeited                                       (507,300)         0.09
      Rescinded                                               -
                                                 ----------------------------
 Outstanding at year ended December 31, 2000            823,750         0.24
      Granted                                                 -
      Exercised                                               -
      Forfeited                                               -
      Rescinded                                               -
                                                 ----------------------------
 Outstanding at year ended December 31, 2001     $      823,750 $       0.24
                                                 ----------------------------


--------------------------------------------------------------------------------
                                                                            F-21

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


8.   Non-Qualified      Options  exercisable  and available for future grant are
     Stock Option       as follows:
     Plan
     Continued                                        December 31,
                                       --------------------------------------
                                           2001         2000        1999
                                       --------------------------------------

 Options exercisable                         823,750     748,750   1,066,460

 Options available for grant               1,176,250   1,176,250     668,950


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

                                                                    Cumulative
                                   Year Ended December 31,           Amounts
                               ---------------------------------     Since
                                 2001       2000       1999         Inception
                               ----------------------------------------------

 Net loss - as reported        $    (91)  $ (1,915) $   (1,786)  $  (13,419)
 Net loss - pro forma          $    (91)  $ (1,915) $   (1,791)  $  (18,909)
 Loss per share - as reported  $   (.06)  $   (.22) $     (.21)  $    (1.46)
 Loss per share - pro forma    $   (.06)  $   (.22) $     (.21)  $    (1.96)


--------------------------------------------------------------------------------
                                                                            F-22

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


9.   Stock Based        SFAS 123  requires  stock  options to be valued using an
     Compensation       approach such as the Black-Scholes option pricing model.
     Continued          The Black-Scholes model calculates the fair value of the
                        grant   based  upon   certain   assumptions   about  the
                        underlying  stock.  For options granted during 1998, the
                        expected  dividend  yield  of the  stock  is  zero,  the
                        expected  life of the options is 10 years,  the expected
                        volatility  is 60 percent,  and the  expected  risk-free
                        rate  of  return  is  between   4.6  and  6.5   percent,
                        calculated as the rate offered on U.S. Government securities with the same term at the expected life of the options. No options were granted in 2000 or 2001.

                        The following table summarizes information about stock options outstanding at December 31, 2001:


                Options Outstanding                   Options Exercisable
 ----------------------------------------------------------------------------
                              Weighted
                              Average    Weighted                 Weighted
   Range of      Number      Remaining   Average                  Average
   Exercise    Outstanding  Contractual  Exercise      Number     Exercise
    Prices     at 12/31/00  Life (Years)   Price     Exercisable    Price
 ----------------------------------------------------------------------------

 $       5.00        25,000         4.97  $    5.00        25,000 $     5.00
 $       0.09       798,750         6.96  $    0.09       798,750 $     0.09
 ----------------------------------------------------------------------------

 $  0.09-5.00       823,750         7.92  $     .24       823,750 $     0.24
 ----------------------------------------------------------------------------


10.  Commitments        Claim
     and                The Company has a matter of possible  litigation arising
     Contingencies      out of the Port of Baltimore  contract.  It is not known
                        what amount if any that the Company may be required to pay. The December 31, 2001 financial statements reflect
                        $53 as a liability related to the contract. It is not known if any additional amounts will be incurred.

--------------------------------------------------------------------------------
                                                                            F-23

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


11.  Recent             In July 2001, SFAS No. 141, "Business  Combinations" and
     Accounting         SFAS No. 142,  "Goodwill  and Other  Intangible  Assets"
     Pronounce-         were issued. SFAS 142 addresses financial accounting and
     ments              reporting  for acquired  goodwill  and other  intangible
                        assets. It requires,  among other things, that companies
                        no longer amortize  goodwill,  but instead test goodwill
                        for impairment at least  annually.  SFAS 142 is required
                        to be applied for fiscal years  beginning after December
                        15,  2001.  Currently,   the  Company  has  no  recorded
                        goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

                        The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Currently, the Company has no tangible long-lived assets.

                        The FASB recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management does not expect the Statement to have a material impact on its financial position or results of operations.

--------------------------------------------------------------------------------
                                                                            F-24