Form 10QSB
period 2002-03-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2002-05-07
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                       11-3299195
           --------                                       ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                             Number)

    150 East 58th Street, Suite 3238
        New York, New York                                   10155
    --------------------------------                         -----
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


         Number of shares of common stock outstanding at May 6, 2002 (latest practicable date):

                       Issued and Outstanding: 11,732,640
                                               ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                      March 31,    December 31,
                                                         2002          2001
                                                      ---------    ------------
                                                     (unaudited)

ASSETS

Cash and cash equivalents                             $       4    $       11
                                                      ---------    ----------


          TOTAL CURRENT ASSETS                                4            11

Property and equipment ,net                                   -             -
Intangible assets, net                                        -             -
                                                      ---------    ----------

          TOTAL ASSETS                                $       4    $       11
                                                      =========    ==========

                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)

                                                     March 31,    December 31,
                                                         2002          2001
                                                      ---------    ------------
                                                     (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $     293    $      296
  Accrued expenses                                          134           134
  Deposits                                                   53            53
  Due to related parties                                  1,220         1,215
  Accrued dividends                                       2,204         2,069
                                                      ---------    ----------

                  TOTAL CURRENT LIABILITIES               3,904         3,767

Commitments and contingencies                                 -             -

Stockholders' Equity:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 518,600                                       1             1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                         -             -
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding 11,732,640                        12            12
  Additional paid in capital                              9,515         9,650
  Accumulated deficit                                   (13,428)      (13,419)
                                                      ---------    ----------

                  TOTAL STOCKHOLDERS' EQUITY             (3,900)       (3,756)
                                                      ---------    ----------

                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                $       4    $       11
                                                      =========    ==========



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                                                Cumulative
                                                               Amounts From
                                                               Nov, 15, 1995
                                           Three months ended    (Date of
                                                March 31,       Inception) to
                                            2002        2001   March 31, 2002
                                            ----        ----   --------------
                                                (unaudited)

CONTRACT REVENUES                        $       -    $       -    $      403

COSTS AND EXPENSES
  Cost of sales                                  -            -           648
  Research and development                       -            -         3,603
  General and administrative                     9            5         4,491
  Impairment of inventory                        -            -           519
  Impairment of property and equipment           -            -           513
  Impairment of intangible assets                -            -           175
  Depreciation and amortization                  -            -         1,402
  Corporate overhead expenses                    -            -         2,145
  Sales and marketing                            -            -           728
  Licensing fees                                 -            -            50
                                         ---------    ---------    ----------

         Total costs and expenses                9            5        14,274
                                         ---------    ---------    ----------

                                                (9)          (5)      (13,871)

Other income                                     -            -            27
Interest income                                  -            2           430
Interest expense                                 -            -           (14)
                                         ---------    ---------    ----------

NET LOSS                                 $      (9)   $      (3)   $  (13,428)
                                         =========    =========    ==========

NET LOSS PER SHARE  (Based on
  weighted average shares of
  11,733,000 and 11,597,000)*            $       -    $       -



         * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)
                                                                Cumulative
                                                               Amounts From
                                                               Nov, 15, 1995
                                           Three months ended    (Date of
                                                March 31,       Inception) to
                                            2002        2001   March 31, 2002
                                            ----        ----   --------------
                                                (unaudited)

OPERATING ACTIVITIES
  Net (loss)                             $      (9)   $      (3)   $  (13,428)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Inventory impairment                         -            -           519
    Impairment of intangibles                    -            -           175
    Property and equipment impairment            -            -           513
    Depreciation and amortization                -            -         1,402
    Issuance of Common Stock for services        -            -            35
    Gain on troubled debt restructuring          -            -           214
     Changes in assets and liabilities:
        Inventory, net                           -            -          (519)
        Accounts payable                        (3)         (10)          293
        Accrued liabilities                      -            -           134
        Deposits                                 -            -            53
                                         ---------    ---------    ----------
        NET CASH USED IN
        OPERATING ACTIVITIES                   (12)         (13)      (10,609)

INVESTING ACTIVITIES
  Increase in restricted cash                    -           (2)            -
  Acquisition of intangible assets               -            -          (213)
  Purchase of property and equipment             -            -          (403)
  Acquisition of leasehold improvements          -            -          (210)
  Construction of technical equipment            -            -        (1,491)
                                         ---------    ---------    ----------
        NET CASH USED IN
        INVESTING ACTIVITIES                     -            -        (2,317)

FINANCING ACTIVITIES
  Borrowings from stockholder                    5           15         2,566
  Proceeds from sale of common stock
     and warrants                                -            -         6,109
  Proceeds from sale of preferred stock
     and warrants                                -            -         4,978
  Preferred stock dividends                      -            -          (738)
  Collection of subscription receivable          -            -            15
                                         ---------    ---------    ----------

        NET CASH PROVIDED BY FINANCING
        ACTIVITIES                               5           15        12,930

DECREASE IN CASH                                (7)           -             4
  Cash at beginning of period                   11            1             -
                                         ---------    ---------    ----------

CASH AT END OF PERIOD                    $       4    $       1    $        4
                                         =========    =========    ==========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2002


Note A - Basis of Presentation

         The accompanying unaudited condensed financial statements for Commodore Separation Technologies, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation SB. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 2001.

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

ITEM 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operation
         ----------------------------------

General
-------

         The Company, organized in November 1995, had since its inception developed a strategic operating plan, hired personnel to implement its operating plan, engineered and built commercial scale supported liquid membrane processing units, conducted on-site demonstrations for potential customers and commenced operations at its first installations.

         During the period from November 15, 1995 (date of inception) to March 31, 2002, the Company has incurred a net loss of $13,428,000 and anticipates that it may continue to incur losses for the foreseeable future. The Company currently has no ongoing operations as of December 31, 2001.

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

Results from Operations
-----------------------

         There were no revenues for the quarter ended March 31, 2002 or 2001, as the equipment is in storage.

         For the three months ended March 31, 2002, the Company had miscellaneous general and administrative expenses of $9,000. There were no other expenses incurred by the Company. General and adminstrative expenses were $5,000 for the three months ended March 31, 2001.

         The Company had a net loss of $9,000 for the three-month period ended March 31, 2002 as compared to a net loss of $5,000 for the three-month period ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $3,900,000 on March 31, 2002 as compared to a working capital deficit of $3,756,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first quarter of 2002 and accrued dividends.

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

Net Operating Losses
--------------------

         At March 31, 2002, the Company had tax loss carryforwards of approximately $13,400,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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




Date:   May 6, 2002