Form 10QSB
period 2002-06-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2002-08-06
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2002
                                       OR
___     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


         Number of shares of common stock outstanding at August 2, 2002 (latest practicable date):

                       Issued and Outstanding: 11,732,640
                                               ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                 June 30,        December 31,
                                                   2002              2001
                                                 ---------       ------------
                                                (unaudited)

ASSETS

Cash and cash equivalents                        $       1       $         11
                                                 ---------       ------------

          TOTAL CURRENT ASSETS                           1                 11

Property and equipment ,net                              -                  -
Intangible assets, net                                   -                  -
                                                 ---------       ------------

          TOTAL ASSETS                           $       1       $         11
                                                 =========       ============

                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)

                                                  June 30,       December 31,
                                                   2002              2001
                                                 ---------       ------------
                                                (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                               $     283       $        296
  Accrued expenses                                     134                134
  Deposits                                              53                 53
  Due to related parties                             1,235              1,215
  Accrued dividends                                  2,339              2,069
                                                 ---------       ------------

       TOTAL CURRENT LIABILITIES                     4,044              3,767

Commitments and contingencies                            -                  -

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 518,600                                  1                  1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                    -                  -
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding of 11,732,640                12                 12
  Additional paid in capital                         9,380              9,650
  Accumulated (Deficit)                            (13,436)           (13,419)
                                                 ---------       ------------

       TOTAL STOCKHOLDERS' DEFICIT                  (4,043)            (3,756)
                                                 ---------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $       1       $         11
                                                 =========       ============


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)

                                                                    Cumulative
                                                                  Amounts From
                                                                  Nov 15, 1995
                                  Three months      Six months      (Date of
                                    ended              ended       Inception)
                                    June 30,          June 30,     to June 30,
                                  2002     2001     2002    2001      2002
                               -------    ------   -----   ----- -------------
                                            (unaudited)

REVENUES

  Contract revenues            $     -    $    -   $   -   $   -    $      403

COSTS AND EXPENSES

  Cost of sales                      -         -       -       -           648
  Research and development           -         -       -       -         3,603
  General and administrative         8        21      17      26         4,499
  Impairment of inventory            -         -       -       -           519
  Impairment of property
   and equipment                     -         -       -       -           513
  Impairment of intangibles          -         -       -       -           175
  Depreciation and amortization      -         -       -       -         1,402
  Corporate overhead expenses        -         -       -       -         2,145
  Licensing fee                      -         -       -       -            50
  Sales and marketing expense        -         -       -       -           728
                               -------    ------   -----   -----    ----------
                                     8        21      17      26        14,282
                               -------    ------   -----   -----    ----------
                                    (8)      (21)    (17)    (26)      (13,879)

Other income                         -         -       -       -            27
Interest income                      -         2       -       4           430
Interest expense                     -         2       -       4           (14)
                               -------    ------   -----   -----    ----------

NET LOSS                       $    (8)   $  (19)  $ (17)  $ (22)   $  (13,436)
                               =======    ======   =====   =====    ==========

NET LOSS PER SHARE  (Based on
 weighted average shares of
 11,733,000 in 2002 and
 and 11,597,000 in
 2001) *                       $     -    $    -   $   -   $   -



* Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)


                                                                   Cumulative
                                                                  Amounts From
                                              Six Months Ended    Nov 15, 1995
                                                 June 30,         to June 30,
                                              2002       2001         2002
                                             ------   ---------  -------------
                                                (unaudited)

OPERATING ACTIVITIES
  Net loss                                   $  (17)  $    ( 22) $     (13,436)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Impairment of inventory                     -           -            519
      Impairment of intangibles                   -           -            175
      Impairment of property and equipment        -           -            513
      Depreciation and amortization               -           -          1,402
      Issuance of common stock for services       -           -             35
      Gain on troubled debt restructuring         -           -            214
   Changes in assets and liabilities:
      Inventory, net                              -           -           (519)
      Accounts payable                          (13)         (2)           283
      Accrued liabilities                         -           -            134
      Deposits                                    -        (210)            53
                                             ------   ---------  -------------
       NET CASH USED IN OPERATING
           ACTIVITIES                           (30)       (234)       (10,627)
                                             ------   ---------  -------------

INVESTING ACTIVITIES
  Acquisition of intangible assets                -           -           (213)
  Purchase of property and equipment              -           -           (403)
  Acquisition of leasehold improvements           -           -           (210)
  Construction of technical equipment             -           -         (1,491)
  Liquidation of certificate of deposit           -         233              -
                                             ------   ---------  -------------

       NET CASH PROVIDED BY
           INVESTING ACTIVITIES                   -         233         (2,317)
                                             ------   ---------  -------------

FINANCING ACTIVITIES
  Borrowings from stockholder                    20          15          2,581
  Proceeds from sale of common stock
    and warrants                                  -           -          6,109
  Proceeds from sale of preferred stock
    and warrants                                  -           -          4,978
  Preferred stock dividends                       -           -           (738)
  Collection of subscription receivable           -           -             15
                                             ------   ---------  -------------

       NET CASH PROVIDED BY
           FINANCING ACTIVITIES                  20          15         12,945
                                             ------   ---------  -------------

INCREASE (DECREASE) IN CASH                     (10)         14              1

Cash at beginning of period                      11           1              -
                                             ------   ---------  -------------

CASH AT END OF PERIOD                        $    1   $      15  $           1
                                             ======   =========  =============



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2002


Note A - Basis of Presentation

         The accompanying unaudited condensed financial statements for Commodore Separation Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation SB. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

         During the period from November 15, 1995 (date of inception) to June 30, 2002, the Company has incurred a net loss of $13,436,000 and anticipates that it will continue to incur losses for the foreseeable future as it develops a new strategy. The Company currently has no ongoing operations as of December 31, 2001.

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

Results from Operations
-----------------------

         There were no revenues for the quarter ended June 30, 2002 or June 30, 2001, as the equipment is in storage.

         General and administrative expenses for the three months ended June 30, 2002 were $8,000 as compared to $21,000 for the three month period ended June 30, 2001. General and administrative expenses for the six month period ended June 30, 2002 were $17,000 as compared to $26,000 for the six months ended June 30, 2001.

         The Company had a net loss of $17,000 for the six month period ended June 30, 2002 as compared to a net loss of $22,000 for the six month period ended June 30, 2001.


Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $4,043,000 on June 30, 2002 as compared to a working capital deficit of $3,756,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first six months of 2002 and accrued dividends.

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

Net Operating Losses
--------------------

         At June 30, 2002, the Company had tax loss carryforwards of approximately $13,400,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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






Date:   August 6, 2002