Form 10QSB
period 2002-09-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2002-11-13
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2002
                                       OR
___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                           11-3299195
          --------                                           ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                              Number)

   150 East 58th Street, Suite 3238                          10155
         New York, New York                                  -----
        -------------------                                (Zip Code)
(Address of Principal Executive Offices)


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


         Number of shares of common stock outstanding at November 11, 2002 (latest practicable date):

                       Issued and Outstanding: 11,732,640
                                               ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                   September 30,   December 31,
                                                      2002            2001
                                                   ------------    ------------
                                                    (unaudited)

ASSETS

Cash and cash equivalents                          $          1    $         11
                                                   ------------    ------------

                  TOTAL CURRENT ASSETS                        1              11

Property and equipment, net                                   -               -
Intangible assets, net                                        -               -
                                                   ------------    ------------

          TOTAL ASSETS                             $          1    $         11
                                                   ============    ============

                     COMMODORE SEPARATION TECHNOLOGIES INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)


                                                   September 30,   December 31,
                                                      2002            2001
                                                   ------------    ------------
                                                    (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $        280    $        296
  Accrued expenses                                          134             134
  Deposits                                                   53              53
  Due to related parties                                  1,245           1,215
  Accrued dividends                                       2,474           2,069
                                                   ------------    ------------

                  TOTAL CURRENT LIABILITIES               4,186           3,767

Commitments and contingencies                                 -               -

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par
    value, authorized 750,000, issued and
    outstanding 518,600                                       1               1
  Preferred stock, Series B, $.001 par
    value, authorized 4,000, issued and
    outstanding 3,570                                         -               -
  Common stock, par value $.01 per share
    authorized 50,000,000 and shares
    issued and outstanding of 11,732,640                     12              12
  Additional paid in capital                              9,245           9,650
  Accumulated Deficit                                   (13,443)        (13,419)
                                                   ------------    ------------

                  TOTAL STOCKHOLDERS' DEFICIT            (4,185)         (3,756)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $          1    $         11
                                                   ============    ============



                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                                     Cumulative
                                                                    Amounts From
                                                                    Nov 15, 1995
                                    Three months      Nine months    (Date of
                                       ended            ended        Inception)
                                      Sept 30,          Sept 30,     to Sept 30,
                                   --------------   --------------- ------------
                                   2002      2001   2002      2001       2002
                                             (unaudited)
REVENUES

  Contract revenues               $    -   $    -  $    -   $     -   $    403

COSTS AND EXPENSES

  Cost of sales                        -        -       -         -        648
  Research and development             -        -       -         -      3,603
  General and administrative           7       62      24        88      4,506
 Impairment of inventory               -        -       -         -        519
  Impairment of property
   and equipment                       -        -       -         -        513
  Impairment of intangibles            -        -       -         -        175
  Depreciation and amortization        -        -       -         -      1,402
  Corporate overhead expenses          -        -       -         -      2,145
  Licensing fee                        -        -       -         -         50
  Sales and marketing expense          -        -       -         -        728
                                  ------   ------  ------   -------   --------
                                       7       62      24        88     14,289
                                  ------   ------  ------   -------   --------
                                      (7)     (62)    (24)      (88)   (13,886)

Other income                           -        -       -         -         27
Interest income                        -        -       -         4        430
Interest expense                       -        -       -         -        (14)
                                  ------   ------  ------   -------   --------

NET LOSS                          $   (7)  $  (62) $  (24)  $   (84)  $(13,443)
                                  ======   ======  ======   =======   ========


NET LOSS PER SHARE  (Based on
 weighted average shares of
 11,733,000 in 2002 and
 11,729,000 and 11,641,000
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

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)


                                                                     Cumulative
                                                                    Amounts From
                                                                    Nov 15, 1995
                                                       Nine months    (Date of
                                                        ended        Inception)
                                                        Sept 30,     to Sept 30,
                                                      ------------ ------------
                                                    2002      2001       2002
                                                      (unaudited)
OPERATING ACTIVITIES
  Net loss                                        $    (24)  $  (84) $  (13,443)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Impairment of inventory                            -        -         519
            Impairment of intangibles                    -        -         175
      Impairment of property and equipment               -        -         513
      Depreciation and amortization                      -        -       1,402
      Issuance of common stock for services              -        -          35
      Gain on troubled debt restructuring                -        -         214
   Changes in assets and liabilities:
      Inventory, net                                     -        -        (519)
      Accounts payable                                 (16)      56         280
      Accrued liabilities                                -        -         134
      Deposits                                           -     (210)         53
                                                  --------   ------  ----------

           NET CASH USED IN OPERATING ACTIVITIES       (40)    (238)    (10,637)
                                                  --------   ------  ----------

INVESTING ACTIVITIES
  Acquisition of intangible assets                       -        -        (213)
  Purchase of property and equipment                     -        -        (403)
  Acquisition of leasehold improvements                  -        -        (210)
  Construction of technical equipment                    -        -      (1,491)
  Liquidation of certificate of deposit                  -      233           -
                                                  --------   ------  ----------

           NET CASH PROVIDED BY
           INVESTING ACTIVITIES                          -      233      (2,317)
                                                  --------   ------  ----------

FINANCING ACTIVITIES
  Borrowings from stockholder                           30       15       2,591
  Proceeds from sale of common stock
    and warrants                                         -        -       6,109
  Proceeds from sale of preferred stock
    and warrants                                         -        -       4,978
  Preferred stock dividends                              -        -        (738)
  Collection of subscription receivable                  -        -          15
                                                  --------   ------  ----------
           NET CASH PROVIDED BY
           FINANCING ACTIVITIES                         30       15      12,955
                                                  --------   ------  ----------

INCREASE (DECREASE) IN CASH                            (10)      10           1
Cash at beginning of period                             11        1           -
                                                  --------   ------  ----------

CASH AT END OF PERIOD                             $      1   $   11  $        1
                                                  ========   ======  ==========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  Sept 30, 2002


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

         During the period from November 15, 1995 (date of inception) to September 30, 2002, the Company has incurred a net loss of $13,443,000 and anticipates that it will continue to incur losses for the foreseeable future as it develops a new strategy. The Company currently has no ongoing operations as of December 31, 2001.

         The Company had developed a limited operating history with the commencement of its first commercial contracts. In April 2000, the Company was notified by Maryland Environmental Services ("MES") requesting the removal of the SLiM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that the Company had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate which resulted in the total chromium consentrations to exceed contract specified amounts. The Company had made several attempts to remove the trace amounts of Chromium III, including the use of alternate technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico. The Company is in the process of selling and disposing of its equipment and inventory.

         In June 2000, the Company closed its Kennesaw, Georgia facility. The Company plans to continue to search for applications for its technology.

Results from Operations
-----------------------

         There were no revenues for the quarter ended September 30, 2002 or September 30, 2001, as the equipment is in storage.

         General and administrative expenses for the three months ended September 30, 2002 were $7,000 as compared to $62,000 for the three month period ended September 30, 2001. General and administrative expenses for the nine month period ended September 30, 2002 were $24,000 as compared to $88,000 for the nine months ended September 30, 2001.

         The Company had a net loss of $24,000 for the nine month period ended September 30, 2002 as compared to a net loss of $84,000 for the nine month period ended September 30, 2001.


Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $4,185,000 on September 30, 2002 as compared to a working capital deficit of $3,756,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first nine months of 2002 and accrued dividends.

         The Company continues to be dependent upon financing through outside sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. In the event such external financing is not available on terms acceptable to the Company, the Company may be able to obtain interim financing from Commodore Environmental Services, Inc. ("Environmental") which owns 85% of the Common Stock of the Company. There can be no assurances, however, that the Company will be able to obtain any financing from Environmental.

Net Operating Losses
--------------------

         At September 30, 2002, the Company had tax loss carryforwards of approximately $13,400,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

Controls and Procedures
-----------------------

         1. Evaluation of disclosure controls and procedures.

         Bentley Blum who serves as Commodore Separation Technologies, Inc.'s chief executive officer and Andrew P. Oddi who serves as Commodore Separation Technologies, Inc.'s chief financial officer, after evaluating the effectiveness of Commodore Separation Technologies, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Separation Technologies, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore Separation Technologies, Inc. would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

         2. Changes in internal controls.

         There were no significant changes in Commodore Separation Technologies, Inc.'s internal controls or in other factors that could significantly affect Commodore Separation Technologies, Inc.'s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                  Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002


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





Date:   November 11, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


         I, Bentley Blum, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Commodore Separation Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Separation Technologies, Inc. as of, and for, the periods presented in this quarterly report.

         4. Commodore Separation Technologies, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Separation Technologies, Inc. and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Separation Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of Commodore Separation Technologies, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Commodore Separation Technologies, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore
Separation  Technologies,  Inc.'s  auditors and the audit committee of Commodore
Separation Technologies, Inc.'s board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Separation Technologies, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Separation Technologies, Inc.'s auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Separation Technologies, Inc.'s internal controls; and

         6. Commodore Separation Technologies, Inc.'s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Bentley Blum
                                          -----------------------
                                          Bentley Blum,
                                          Chief Executive Officer
                                          November 11, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


         I, Andrew P. Oddi, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Commodore Separation Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Separation Technologies, Inc. as of, and for, the periods presented in this quarterly report.

         4. Commodore Separation Technologies, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Separation Technologies, Inc. and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Separation Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of Commodore Separation Technologies, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. Commodore Separation Technologies, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore
Separation  Technologies,  Inc.'s  auditors and the audit committee of Commodore
Separation Technologies, Inc.'s board of directors (or persons performing the equivalent functions):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Separation Technologies, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Separation Technologies, Inc.'s auditors any material weaknesses in internal controls; and

              (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Separation Technologies, Inc.'s internal controls; and

         6. Commodore Separation Technologies, Inc.'s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          /s/ Andrew P. Oddi
                                          -----------------------
                                          Andrew P. Oddi,
                                          Chief Financial Officer
                                          November 11, 2002