Form 10KSB
period 2002-12-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2003-03-31
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------
                                   FORM 10-KSB

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

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of February 28, 2003 with an aggregate market value of approximately $16,000 (based upon the average bid and asked prices of the Common Stock on February 28, 2003 as quoted by the Nasdaq Small Cap Market).

         As of February 28, 2003, 11,732,640 shares of the registrant's Common Stock were outstanding.

                       ----------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I
                                     ------

ITEM 1.  BUSINESS.
         ---------

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

         In December 1997 and February 1998, the Company was awarded its first two commercial contracts from Maryland Environmental Service ("MES") to use its SLiM technology in connection with the removal of chromium in water leaching from waste sites at Baltimore Harbor and potentially polluting the Chesapeake Bay. The Company installed the SLiM based processing systems as per contract but was unable to remove the chromium due to third party technology failures. The Company removed the SLiM based processing systems in June of 1999 at the request of MES. Prior to these awards, the Company had performed a series of on-site demonstrations of SLiM, in which a SLiM unit, in a single feedstream passthrough, reduced the contamination level of chromium from more than 630 parts per million (ppm) to less than one ppm. The Company has demonstrated the ability of the SLiM technology in the separation of various radionuclides from aqueous mixed waste streams in third party laboratory experiments. The Company's business strategy is to pursue these and other opportunities for SLiM and to seek marketing arrangements with established engineering and environmental services firms to use SLiM. Although the technology has proven to be successful in limited testing, the Company has been unable to achieve successful results in a large scale operation or have the operations be economically viable.

         To finance the significant growth expected by the Company, the Company raised a net amount equal to approximately $11,100,000 from an initial public offering of its preferred stock, common stock and warrants in April and May 1997 (the "IPO"). As of January 15, 2003 approximately 85% of the Company's common stock was owned by Commodore Environmental Services, LLC ("LLC"), a wholly owned subsidiary of Commodore Environmental Services, Inc., a Delaware corporation ("Environmental"). Effective as of September 28, 1998, Commodore Applied Technologies, Inc., a Delaware Corporation ("Applied"), transferred its 87% interest in the Company to Environmental as part of a debt restructuring agreement consummated between the two companies following the completion of fairness opinions.

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

         As a result of the closure, the Company has recorded a reserve for inventory obsolescence of $519,000, an impairment reserve on long-lived assets of $428,000, a write off of leasehold improvements of $85,000 and a write off of intangibles of $175,000 in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology. The Company has had no operations since December 31, 2000 and is considered a development stage company for financial reporting purposes, due to the limited revenues generated since inception.

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

         In February 1998, the Company was awarded its second commercial project by the State of Maryland and entered into another multi-year, sole-source contract with MES for the removal of chromium-contaminated leachate at Dundalk Marine Terminal at the Port of Baltimore. The contract, dated as of February 5, 1998 (the "Dundalk Contract"), provided that the Company would lease a SLiM unit to MES for a one-time, lump-sum lease payment of $350,000, and would license its proprietary SLiM technology to MES in exchange for a royalty equal to one-half of any savings which MES realized by using the SLiM technology as opposed to conventional non-proprietary remediation technology. The Company had satisfied approximately 25% of the terms of the contract and therefore recorded $87,500 in revenues for 1999. As in the case of the Hawkins Point Contract, the Dundalk Contract provided that the Company shall have the right to market any residual chromium captured by its SLiM technology and receive 50% of the revenues generated from any commercial sales of such residual chromium. The SLiM equipment had been delivered to the site. Throughout the initial startup trials at the Dundalk Marine Terminal, the SLiM equipment had been unable to consistently meet the "total chromium" removal limits. The SliM equipment removed the Chromium VI to the specified limits but was unable to remove trace amounts of Chromium III to the specified limits of the Dundalk Contract. The
Company was unable to remove the Chromium III due to technology failures. The Company removed the SLiM based processing systems in June of 1999 at the request of MES as it was unable to effectively meet the "total chromium" removal limits specified by the Dundalk Contract.

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

MARKETS AND CUSTOMERS

         Overview

         Based on market data compiled by the Company, the Company estimates that, as of December 31, 2002, there were approximately 5,000 companies operating metal plating and metal finishing facilities in the United States that may be potential users of the SliM technology. Additionally, there were more than 1,000 biochemical, bulk drug manufacturing and pharmaceutical companies operating in the United States and Canada that may be potential users of the SLiM technology. The Company believes that the potential international market for the above applications may be equal to the North American market. Federal, state and local government entities are also a potential market for the Company, particularly in the area of environmental remediation and clean-up. The Company has been unsuccessful in obtaining any new contracts since the Port of Baltimore contracts and has limited resources to attract additional contracts.

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

BACKLOG

         At December 31, 2002, the Company had no backlog.

RESEARCH AND DEVELOPMENT

         Research and development activities are ongoing and utilize internal technical staff, as well as independent consultants retained by the Company. All such activities are company-sponsored. The Company has had no expenditures for research and development for the years ended December 31, 2002 and 2001.

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

         The Company's liquid membrane technology patent applications are based on the selective combination of different known solvents, supports, dilutents, carriers and other components to separate a variety of metals, chemicals and other targeted substances. While the Company believes that its technology covers many separation applications, third parties may have developed, or may subsequently assert claims to, certain of these solvents, supports, dilutents, carriers or other components for one or more specific applications. In such event, the Company may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties.

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

         As of January 15, 2003, the Company had no full-time employees.

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

         As of January 15, 2003, no litigation has been filed against the Company with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. The Company is unable to determine the amount, if any, of the potential claim.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------    ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.


                                     PART II
                                     -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON
-------   EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.001 per share ("Common Stock"), 10% Senior Convertible Preferred Stock, par value $0.001 per share ("Convertible Preferred Stock"), and Redeemable Common Stock Purchase Warrants ("Warrants") began trading publicly on April 3, 1997 at initial public offering prices of $5.00 and $10.00 per share, respectively, and $0.10 per Warrant and were traded and quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols CXOT, CXOTP and CXOTW, respectively, until February 18, 1999. At the close of business on February 18, 1999, at which time the Company's securities were delisted from the Nasdaq Stock Market because of the Company's inability to satisfy the revised minimum standards for continued listing on the Nasdaq Market System. The Company is currently listed on the OTC Bulletin Board. On January 15, 2003, there were approximately 177 holders of record of Common Stock, two holders of record of Convertible Preferred Stock and 16 holders of record of Warrants.

         The following table sets forth, for the periods shown, the high and low bid prices of the Common Stock, Convertible Preferred Stock and Warrants (rounded to the nearest cent) as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                                                 Convertible
                                                 Common Stock                  Preferred Stock                      Warrants
                                           ---------- ---- ----------    ---------- --- -------------    ----------- --- -----------
                                             High             Low          High             Low             High            Low
                                           ----------      ----------    ----------     -------------    -----------     -----------
FISCAL YEAR 2002
   January 1 to March 31, 2002.......          $0.01           $0.01         $0.00             $0.00          $0.00           $0.00
   April 1 to June 30, 2002..........           0.01            0.01          0.00              0.00           0.00            0.00
   July 1 to September 30, 2002......           0.01            0.01          0.00              0.00           0.00            0.00
   October 1 to December 31, 2002....           0.01            0.01          0.00              0.00           0.00            0.00

FISCAL YEAR 2001
   January 1 to March 31, 2001.......          $0.07           $0.04         $0.10             $0.04          $0.00           $0.00
   April 1 to June 30, 2001..........           0.06            0.01          0.04              0.04           0.00            0.00
   July 1 to September 30, 2001......           0.01            0.01          0.00              0.00           0.00            0.00
   October 1 to December 31, 2001....           0.01            0.01          0.00              0.00           0.00            0.00

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
------   ----------------------------------------------------------

GENERAL

         The Company was organized in November 1995, and has not generated material revenues or any profits through December 31, 2002. Since its inception, the Company has been engaged principally in organizational activities, including research and development, developing a strategic operating plan, entering into contracts, hiring personnel, developing and manufacturing commercial-scale units and installing and operating units on an extended basis for demonstration or test purposes. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies.

         The Company has generated nominal revenues to date. During the period from November 15, 1995 (date of inception) to December 31, 2002, the Company incurred a net loss of $13,448,000. For the year ended December 31, 2002, the Company incurred a loss of $29,000, had no operations and anticipates that it may continue to incur significant losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. See "Business" and the Financial Statements and Notes thereto included elsewhere in this Annual Report.

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

         In June 2000, the Company closed its Kennesaw, Georgia facility. As a result, the Company transferred approximately $227,000 of lab equipment and furniture and fixtures to Commodore Environmental Services, Inc. "Environmental", the owner of 85% of the issued and outstanding common stock of the Company, in exchange for $227,000 of intercompany indebtedness. The remainder of equipment and inventory was transferred to a storage facility in Albuquerque, New Mexico. As a result of the closure, all of the employees in the Georgia facility have found other employment or have been released.

         As a result of the closure, the Company has recorded a reserve for inventory obsolescence of $519,000, an impairment reserve on long-lived assets of $428,000, a write off of leasehold improvements of $85,000 and a write off of intangibles of $175,000 in the year ended December 31, 2000. The Company plans to continue to search for applications for its technology.

         The Company does not expect significant changes in employees or the purchase or sale of assets.

RESULTS OF OPERATIONS

Year ended December 31, 2002 compared to year ended December 31, 2001

         The Company has no ongoing operations as of December 31, 2001. The Company had no revenues or cost of sales in 2002 and 2001. There were no research and development costs in 2002 or 2001.

         General and administrative expenses were $29,000 for the year ended December 31, 2002 as compared to $95,000 for the year ended December 31, 2001.

         Interest income was $4,000 in 2001. Interest was earned on the restricted cash which was invested in certificates of deposit. These certificates of deposit collateralized outstanding letters of credit relating to the Port of Baltimore projects.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has sustained losses of $29,000 and $91,000 for the years ended December 31, 2002 and 2001, respectively. The Company had no significant revenues during the period from November 15, 1995 (date of inception) to December 31, 2002 and is considered a development stage company. Substantially all of the Company's losses are attributable to the expenses detailed above. At December 31, 2002 the Company had a working capital deficit of $4,325,000 and a stockholders' deficit of $4,325,000. The Company's decrease in working capital is principally due to the net loss for the period and dividends paid or accrued on the Company's Convertible Preferred Stock. The net loss includes impairments and write-offs of the Company's assets.

         The Company has been obtaining financing from Commodore Environmental Services, Inc., the owner of 85% of the outstanding shares of Common Stock, however there can be no assurance that the Company will continue to be able to obtain additional financing from Environmental. The Company's continuation as a going concern is dependent upon its ability to obtain additional financing as may be required, and ultimately to attain profitability.

         The Company has a working capital deficit, a deficit in equity, has incurred substantial losses from operations and has not generated cash from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in 2003 or the necessary working capital to develop profitable operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NET OPERATING LOSSES

         At December 31, 2002, the Company had tax loss carryforwards of approximately $12,300,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure controls and procedures.

         Paul Hannesson who serves as Commodore Separation Technologies, Inc.'s chief executive officer and Andrew P. Oddi who serves as Commodore Separation Technologies, Inc.'s chief financial officer, after evaluating the effectiveness of Commodore Separation Technologies, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the annual report (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Separation Technologies, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore Separation Technologies, Inc. would be made known to them by others within the Company, particularly during the period in which this annual report was being prepared.

         (b) Changes in internal controls.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

         In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

         In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
------   ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         --------------------------------------

         None

                                    PART III
                                    --------


ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   ---------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of January 15, 2003, are as follows:

Name                      Age           Position
----                      ---           --------

Paul E. Hannesson.......  63   Chairman of the Board and Chief Executive Officer

Andrew P. Oddi..........  41   President

James M. DeAngelis......  42   Senior Vice President - Sales & Marketing

Bentley J. Blum.........  61   Director

-----------------------

         Paul E. Hannesson has been a director of the Company since its inception, served as its Chairman of the Board from November 1995 to January 1997, and was re-appointed Chairman of the Board and appointed Chief Executive Officer in May 1997. Mr. Hannesson has been a director of Commodore Applied Technologies, Inc. ("Applied") since March 1996 and served as Chairman of the Board from November 1996 through January 2001. Mr. Hannesson also served as Chief Executive Officer of Applied from March to October 1996 and as President of Applied from March to September 1996, and was re-appointed Chief Executive Officer of Applied in November 1996 and President in May 1997, positions he served until January 2001. Mr. Hannesson has been a director of Environmental since February 1993 and was appointed its Chairman of the Board and Chief Executive Officer in November 1996. Mr. Hannesson also served as President of Environmental from February 1993 to July 1996 and was re-appointed President in May 1997. Mr. Hannesson was a private investor and business consultant, from 1990 to 1993. Mr. Hannesson is the brother-in-law of Bentley J. Blum, a director of the Company.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2002, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2002, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the shares of Common Stock of the Company failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2002.


ITEM 10.  EXECUTIVE COMPENSATION.
--------  -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000, to the person serving as the Company's current Chief Executive Officer, to each of the Company's most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such period.

                           Summary Compensation Table

                                                  Annual Compensation             Long-Term Compensation
                                            -------------------------------     --------------------------
                                                                     Other                     Securities
                                                                    Annual      Restricted       Under-                  All Other
                                                                    Compen-        Stock         Lying         LTIP       Compen-
    Name and Principal                      Salary        Bonus     Sation       Award(s)       Options       Payouts     sation
        Position              Year           ($)          ($)        ($)           ($)           (#)           ($)         ($)
    ------------------        ----          ------        -----     -------     ----------     ----------     -------    --------
Paul E. Hannesson             2002            -0-          -0-       -0-            -0-           -0-          -0-         -0-
Chief Executive Officer       2001            -0-          -0-       -0-            -0-           -0-          -0-         -0-
                              2000            -0-          -0-       -0-            -0-           -0-          -0-         -0-


James M. DeAngelis            2002            -0-          -0-       -0-            -0-           -0-          -0-         -0-
Senior Vice President         2001            -0-          -0-       -0-            -0-           -0-          -0-         -0-
                              2000            -0-          -0-       -0-            -0-           -0-          -0-         -0-


Andrew Oddi                   2002            -0-          -0-       -0-            -0-           -0-          -0-         -0-
President                     2001            -0-          -0-       -0-            -0-           -0-          -0-         -0-
                              2000            -0-          -0-       -0-            -0-           -0-          -0-         -0-


--------------------

STOCK OPTIONS

         No stock options were granted in 2002, 2001 or 2000. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2002.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN
--------   BENEFICIAL OWNERS AND MANAGEMENT.
           ---------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of January 15, 2002 by (i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.


                                                    Number of Shares of Common   Percentage of Outstanding
Name and Address                                        Stock Beneficially               Common Stock
of Beneficial Owner(1)                                      Owned(2)                  Beneficially Owned
----------------------                          -----------------------------   --------------------------
Commodore Environmental Services, Inc.......             12,380,000(3)                      87.7%

Bentley J. Blum.............................              5,126,987(4)                      36.8%

Paul E. Hannesson...........................              1,242,987(5)                       8.8%

James M. DeAngelis..........................                278,370(6)                       2.3%

Andrew P. Oddi..............................                239,681(7)                       2.0%

All executive officers and directors
as a group (4 persons)......................              6,888,025                         55.8%

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

         By virtue of the foregoing transaction, the Company had become the direct, 85%-owned subsidiary of Environmental. Paul E. Hannesson, the Chairman of the Board, President and Chief Executive Officer of Applied and the Chairman of the Board and Chief Executive Officer of the Company, and James M. DeAngelis, the Vice President--Finance and Treasurer of Applied and the Vice President--Sales & Marketing of the Company, maintained their current management positions in the Company. The acquisition of the Company by Environmental was accounted for under the purchase method of accounting.

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

                                     PART IV
                                     -------


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT
--------  SCHEDULES AND REPORTS ON FORM 8-K.
          ----------------------------------

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Financial Statements
December 31, 2002

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)

                                                                           Index

--------------------------------------------------------------------------------





                                                                           Page
                                                                           ----

Independent Auditors' Report                                                F-1

Balance Sheet as of December 31, 2002                                       F-2

Statement of Operations for the years ended
  December 31, 2002, and 2001, and
  cumulative amounts since inception                                        F-3

Statement of Stockholders' Deficit
  Period November 15, 1995 (date of inception)
  through December 31, 2002                                                 F-4

Statement of Cash Flows for the years ended
  December 31, 2002, and 2001, and
  cumulative amounts since inception                                        F-8

Notes to Financial Statements                                              F-10

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc.

We have audited the balance sheet of Commodore Separation Technologies, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002, and 2001, and the period from November 15, 1995 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Commodore Separation Technologies, Inc. (a development stage company) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002, and 2001, and the period from November 15, 1995 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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



                                        TANNER + CO.

Salt Lake City, Utah
January 24, 2003

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   Balance Sheet

                                                               December 31, 2002
                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------


         Assets
         ------

Current assets:
     Cash and cash equivalents                               $               1
                                                            -------------------

                  Total current assets                       $               1
                                                            -------------------

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit
         -------------------------------------

Current liabilities:
     Accounts payable                                        $             280
     Accrued expenses                                                      134
     Advance deposits                                                       53
     Due to related parties                                              1,250
     Accrued dividends                                                   2,609
                                                            -------------------

                  Total current liabilities                              4,326

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, Series A, $.001 par value,
       10% cumulative, 5,000,000
       shares authorized, 518,600
       shares issued and outstanding                                         1
     Preferred stock, Series B, $.001 par value,
       6% cumulative, 4,000 shares authorized,
       3,570 shares issued and outstanding                                   -
     Common stock, $.001 par value, 50,000,000
       shares authorized, 11,732,640 shares
       issued and outstanding                                               12
     Additional paid-in capital                                          9,110
     Deficit accumulated during development stage                      (13,448)
                                                            -------------------

                  Total stockholders' deficit                           (4,325)
                                                            -------------------

                  Total liabilities and stockholders'
                    deficit                                  $               1
                                                            -------------------



--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-2



                                                                   COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                             (A DEVELOPMENT STAGE COMPANY)
                                                                                   Statement of Operations


                                                                                         December 31, 2002
                                                          (In thousands, except shares and per share data)
----------------------------------------------------------------------------------------------------------


                                                                                             Cumulative
                                                                                            Amounts from
                                                                                            November 15,
                                                                                            1995 (Date of
                                                               Years Ended December 31,     Inception) to
                                                            ------------------------------   December 31,
                                                                 2002           2001            2002
                                                            ----------------------------------------------

 Contract revenues                                          $            -    $          -   $         403

 Costs and expenses:
      Cost of sales                                                      -               -             648
      Research and development                                           -               -           3,603
      General and administrative                                        29              95           4,511
      Impairment of inventory                                            -               -             519
      Impairment of property and equipment                               -               -             513
      Impairment of intangible assets                                    -               -             175
      Depreciation and amortization                                      -               -           1,402
      Corporate overhead expenses                                        -               -           2,145
      Sales and marketing                                                -               -             728
      Licensing fee                                                      -               -              50
                                                            ----------------------------------------------

          Total costs and expenses                                      29              95          14,294
                                                            ----------------------------------------------

          Loss from operations                                         (29)            (95)        (13,891)

 Other income                                                            -               -              27
 Interest income                                                         -               4             430
 Interest expense                                                        -               -             (14)
                                                            ----------------------------------------------

          Loss before  income taxes                                    (29)            (91)        (13,448)

 Income taxes                                                            -               -               -
                                                            ----------------------------------------------

 Net loss                                                   $          (29)   $        (91)  $     (13,448)
                                                            ----------------------------------------------

 Net loss per share -
   basic and diluted                                        $         (.05)   $       (.06)
                                                            -------------------------------

 Weighted average number of
   shares outstanding ( in thousands)                               11,733          11,677
                                                            -------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                        F-3



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                  Statement of Stockholders' Deficit

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------



                                Preferred Stock   Preferred Stock                                                          Total
                                   Series A          Series B          Common Stock                 Additional  Accumu-    Stock-
                                -----------------------------------------------------  Subscription  Paid-in    lated      holders'
                                Shares   Amount   Shares  Amount     Shares    Amount   Receivable    Capital   Deficit    Deficit
                                ----------------------------------------------------------------------------------------------------
Common stock issued for cash
on November 15, 1995
(inception) at $1 per share           -  $    -        -  $    -          100  $    -  $         -  $        -  $       -  $      -

Stock split of 150,000 shares
for one share on September 5,         -       -        -       -   14,999,900      15          (15)          -          -         -
1996

Reverse stock split of 1.50
shares for one share on
November 26, 1996                     -       -        -       -   (5,000,000)     (5)           -           5          -         -

Net loss for the period from
November 15, 1995 through
June 30, 1996                         -       -        -       -            -       -            -           -        (61)      (61)
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 1996                -       -        -       -   10,000,000      10          (15)          5        (61)      (61)

Collection of subscription            -       -        -       -            -       -           15           -          -        15
receivable

Conversion of notes payable
to capital                            -       -        -       -            -       -            -         976          -       976

Proceeds from sale of common
stock and warrants                    -       -        -       -    1,500,000       1            -       6,108          -     6,109

Proceeds from sale of
preferred stock, Series A,      600,000       1        -       -            -       -            -       4,977          -     4,978
and warrants

Dividend on preferred stock,
Series A                              -       -        -       -            -       -            -        (138)         -      (138)

Net loss for the year ended
June 30, 1997                         -       -        -       -            -       -            -           -     (3,171)   (3,171)
                                ----------------------------------------------------------------------------------------------------

Balance, June 30, 1997          600,000       1        -       -   11,500,000      11            -      11,928     (3,232)    8,708


------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                  F-4



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------



                                Preferred Stock   Preferred Stock                                                          Total
                                   Series A          Series B          Common Stock                 Additional  Accumu-    Stock-
                                -----------------------------------------------------  Subscription  Paid-in    lated      holders'
                                Shares   Amount   Shares  Amount     Shares    Amount   Receivable    Capital   Deficit    Deficit
                                ----------------------------------------------------------------------------------------------------
Issuance of common stock              -       -        -       -        3,650       -            -          10          -        10

Dividend on preferred stock,
Series A                              -       -        -       -            -       -            -        (300)         -      (300)

Net loss for the six months
ended December 31, 1997               -       -        -       -            -       -            -           -     (2,766)   (2,766)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1997      600,000       1        -       -   11,503,650      11            -      11,638     (5,998)    5,652
Issuance of common stock              -       -        -       -       11,925       -            -          25          -        25

Issuance of preferred stock,
Series B                              -       -    3,570       -            -       -            -         143          -       143

Gain on troubled debt                 -       -        -       -            -       -            -         214          -       214
restructuring

Dividends on preferred stock,
Series A                              -       -        -       -            -       -            -        (600)         -      (600)

Net loss for the year ended
December 31, 1998                     -       -        -       -            -       -            -           -     (3,629)   (3,629)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1998      600,000       1    3,570       -   11,515,575      11            -      11,420     (9,627)    1,805

Dividends on preferred stock,
Series A                              -       -        -       -            -       -            -        (600)         -      (600)

Dividends on preferred stock,
Series B                              -       -        -       -            -       -            -         (16)         -       (16)

Net loss for the year ended
December 31, 1999                     -       -        -       -            -       -            -           -     (1,746)   (1,786)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 1999      600,000       1    3,570       -   11,515,575      11            -      10,804    (11,413)     (597)

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                  F-5



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------



                                Preferred Stock   Preferred Stock                                                          Total
                                   Series A          Series B          Common Stock                 Additional  Accumu-    Stock-
                                -----------------------------------------------------  Subscription  Paid-in    lated      holders'
                                Shares   Amount   Shares  Amount     Shares    Amount   Receivable    Capital   Deficit    Deficit
                                ----------------------------------------------------------------------------------------------------
Dividends on preferred stock,
Series A                              -       -        -       -            -       -            -        (578)         -      (578)

Dividends on preferred stock,
Series B                              -       -        -       -            -       -            -         (21)         -       (21)

Conversion of Series A
Preferred stock to common       (30,500)      -        -       -       81,333       -            -           -          -         -

Net loss for the year ended
December 31, 2000                     -       -        -       -            -       -            -           -     (1,915)   (1,915)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 2000      569,500       1    3,570       -   11,596,908      11            -      10,205    (13,328)   (3,111)

Dividends on preferred stock,
Series A                              -       -        -       -            -       -            -        (533)         -      (533)

Dividends on preferred stock,
Series B                              -       -        -       -            -       -            -         (21)         -       (21)

Conversion of Series A
Preferred stock to common       (50,900)      -        -       -      135,732       1            -          (1)         -         -

Net loss for the year ended
December 31, 2001                     -       -        -       -            -       -            -           -        (91)      (91)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 2001      518,600       1    3,570       -   11,732,640      12            -       9,650    (13,419)   (3,756)



------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                  F-6



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------



                                Preferred Stock   Preferred Stock                                                          Total
                                   Series A          Series B          Common Stock                 Additional  Accumu-    Stock-
                                -----------------------------------------------------  Subscription  Paid-in    lated      holders'
                                Shares   Amount   Shares  Amount     Shares    Amount   Receivable    Capital   Deficit    Deficit
                                ----------------------------------------------------------------------------------------------------
Dividends on preferred stock,
Series A                              -       -        -       -            -       -            -        (519)         -      (519)

Dividends on preferred stock,
Series B                              -       -        -       -            -       -            -         (21)         -       (21)

Net loss for the year ended
December 31, 2002                     -       -        -       -            -       -            -            -       (29)      (29)
                                ----------------------------------------------------------------------------------------------------

Balance, December 31, 2002      518,600  $    1    3,570  $    -   11,732,640  $   12  $         -  $     9,110 $ (13,448) $ (4,325)
                                ----------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                  F-7



                                                                   COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                             (A DEVELOPMENT STAGE COMPANY)
                                                                                  Statement of Cash Flows

                                                                     (In thousands, except per share data)
----------------------------------------------------------------------------------------------------------


                                                                                             Cumulative
                                                                                            Amounts from
                                                                                            November 15,
                                                                                            1995 (Date of
                                                                Years Ended December 31,    Inception) to
                                                               ---------------------------   December 31,
                                                                   2002           2001           2002
                                                               -------------------------------------------

Cash flows from operating activities:
     Net loss                                                  $        (29)  $       (91)  $     (13,448)
     Adjustments to reconcile net loss to cash
       used in operating activities:
         Inventory impairment                                             -             -             519
         Impairment of intangibles                                        -             -             175
         Property and equipment impairment                                -             -             513
         Depreciation and amortization                                    -             -           1,402
         Issuance of Common Stock for services                            -             -              35
         Gain on troubled debt restructuring                              -             -             214
         (Increase) decrease in:
              Accounts receivable                                         -             -               -
              Inventory, net                                              -             -            (519)
         Increase (decrease) in:
              Accounts payable                                          (16)           27             280
              Accrued expenses                                            -             -             134
              Deposits                                                    -          (210)             53
                                                               -------------------------------------------

                  Net cash used in
                  operating activities                                  (45)         (274)        (10,642)
                                                               -------------------------------------------

Cash flows from investing activities:
     Acquisition of intangible assets                                     -             -            (213)
     Purchase of property and equipment                                   -             -            (403)
     Acquisition of leasehold improvements                                -             -            (210)
     Construction of technical equipment                                  -             -          (1,491)
     Liquidation of certificate of deposit                                -           233               -
                                                               -------------------------------------------

                  Net cash used in
                  investing activities                                    -           233          (2,317)
                                                               -------------------------------------------



----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                        F-8



                                                                   COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                             (A DEVELOPMENT STAGE COMPANY)
                                                                                   Statement of Cash Flows
                                                                                                 Continued

                                                                     (In thousands, except per share data)
----------------------------------------------------------------------------------------------------------


                                                                                             Cumulative
                                                                                            Amounts from
                                                                                            November 15,
                                                                                            1995 (Date of
                                                                Years Ended December 31,    Inception) to
                                                               ---------------------------   December 31,
                                                                   2002           2001           2002
                                                               -------------------------------------------

Cash flows from financing activities:
     Proceeds from sale of common stock and
        warrants                                                          -             -           6,109
     Proceeds from sale of preferred stock and
        warrants                                                          -             -           4,978
     Preferred stock dividend                                             -             -            (738)
     Borrowings from stockholder                                         35            51           2,596
     Collection of subscription receivable                                -             -              15
                                                               -------------------------------------------

                  Net cash provided by
                  financing activities                                   35            51          12,960
                                                               -------------------------------------------

(Decrease) increase in cash and cash
  equivalents                                                           (10)           10               1

Cash and cash equivalents, beginning of
  period                                                                 11             1               -
                                                               -------------------------------------------

Cash and cash equivalents, end of period                       $          1   $        11   $           1
                                                               -------------------------------------------

Supplemental disclosure of cash flow information

   Cash paid during the period for:

                  Interest paid                                $          -   $         -   $          14
                                                               -------------------------------------------

                  Income taxes paid                            $          -   $         -   $           -
                                                               -------------------------------------------


Non cash investing and financing activities:

         The Company accrued dividends on preferred stock of $540 and $554, which were not declared, or paid, for the years ending December 31, 2002 and 2001, respectively.

         During the year ended December 31, 2001, 50,900 shares of Series A preferred stock were converted to 135,732 shares of common stock.


----------------------------------------------------------------------------------------------------------
                                                                                                       F-9

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements

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

--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

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

                        Advance Deposits
                        The Company collected a $263 deposit related to a contract with the Port of Baltimore. The contract was subsequently terminated. During 2001, the Company reimbursed $210 to the Port of Baltimore, leaving a balance of $53 as of December 31, 2002.

                        Contract Revenues
                        In November 1997, the Company entered into a contract with the State of Maryland for the treatment of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. During 1999, the Company commenced work on this contract and accordingly, has recorded revenue related to the contract. Costs incurred in preparation for the commencement of the contract are recorded as expenses as incurred. As of December 31, 2000, the contract was terminated.

                        Research and Development Expenditures
                        Research and development expenditures are charged to operations as incurred.


--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


1.   Organization       Income Taxes
     and                Income taxes are determined in accordance with Statement
     Significant        of Financial  Accounting  Standards  ("SFAS") 109, which
     Accounting         requires  recognition of deferred income tax liabilities
     Policies           and assets for the expected  future tax  consequences of
     Continued          events  that  have  been   included  in  the   financial
                        statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

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

                        Stock Compensation
                        At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price that equaled or exceeded the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

1.   Organization
     and
     Significant
     Accounting
     Policies
     Continued                                                 Cumulative
                                                              Amount since
                                  Years Ended December 31,     Inception
                                 ------------------------------------------
                                      2002          2001
                                 ------------------------------------------

 Net loss, as reported           $         (29) $       (91) $     (13,448)
 Deduct:
    Total stock- based employee
    compensation expense
    determined under fair value
    based method for all
    awards, net of related
    tax effects                              -            -         (5,490)
                                 ------------------------------------------

 Pro forma net loss              $         (29) $       (91) $     (18,938)
                                 ------------------------------------------

 Earnings per share:
    Basic and diluted  -
      as reported                $        (.05) $      (.06)
                                 ----------------------------

    Basic and diluted  -
      pro forma                  $        (.05) $      (.06)
                                 ----------------------------

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

2.   Going              The accompanying financial statements have been prepared
     Concern            under the assumption that the Company will continue as a
                        going  concern.   Such   assumption   contemplates   the
                        realization   of   assets   and  the   satisfaction   of
                        liabilities  in the normal course of business.  As shown
                        in the financial  statements,  the Company has a working
                        capital  deficit,  a deficit  in  equity,  has  incurred
                        substantial losses from operations and has not generated
                        cash from operating activities. The Company has not ever
                        had significant  revenue from operations and has not had
                        any  operating  activities  during  the past two  fiscal
                        years.  Presently,  the Company does not have sufficient
                        cash resources to meet its  requirements  in 2003 or the
                        necessary   working   capital  to   develop   profitable
                        operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

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


3.   Earnings Per       Basic  earnings  per share are  computed by dividing net
     Share              loss  available to common  shareholders  by the weighted
                        average number of shares  outstanding during the period.
                        Diluted loss per share are computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                 Years Ended December 31,
                                                ---------------------------
                                                     2002          2001
                                                ---------------------------

 Net loss                                       $         (29) $        (91)
 Dividends on Series A Preferred  Stock
   (not declared)                                        (519)         (533)
 Dividends on  Series B Preferred Stock
   (not declared)                                         (21)          (21)
                                               ----------------------------

 Net loss applicable to common shareholders     $        (569) $       (645)
                                                ---------------------------
 Weighted average common shares
   outstanding (basic)                             11,733,000    11,677,000
 Convertible preferred stock                          (*)           (*)
 Warrants issued in initial public offering           (*)           (*)
 Employee stock options                               (*)           (*)
                                                ---------------------------

 Weighted average common shares
   outstanding (diluted)                           11,733,000    11,677,000
                                                ---------------------------

 Loss per share - basic and diluted             $        (.05) $       (.06)
                                                ---------------------------

                        (*) Due to the Company's loss from continuing operations the incremental shares issuable in connection with these instruments are anti-dilutive and accordingly not considered in the calculation.

--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


4.   Related Party      The Company has a payable of $179 to  Commodore  Applied
     Transactions       Technologies,  Inc.  (Applied)  as of December 31, 2002.
                        The   Company   also   has  a   payable   to   Commodore
                        Environmental Services, Inc. (Environmental) for $1,071,
                        for   uncollateralized    advances   to   the   Company.
                        Environmental has direct ownership interests in the Company. Applied is a former majority stockholder in the Company.

5.   Income Taxes       The  Company  provides  for  deferred  income  taxes  on
                        temporary  differences  which  represent  tax effects of
                        transactions   reported  for  tax  purposes  in  periods
                        different than for book purposes. The difference between
                        the income tax benefit at  statutory  rates for 2002 and
                        2001  and  the  amount   presented   in  the   financial
                        statements is due to the change in the tax valuation allowance which offsets the income tax benefit of the operating loss.

                        The provision for income taxes which differs from federal income tax rates is as follows:


                                                              Cumulative
                                  Years Ended December 31,      Amounts
                                 ----------------------------    Since
                                      2002          2001       Inception
                                 ------------------------------------------

 Expected tax benefit at
   federal statutory rate        $     (10)    $    (31)   $     (4,182)
 State income tax benefits,
 net of federal income tax
   benefit                              (2)          (4)           (738)
 Change in valuation allowance          12           35           4,920
                                 ------------------------------------------

 Income taxes                    $       -     $      -    $          -
                                 ------------------------------------------

                        The components of net deferred income taxes as of December 31, 2002 are as follows:




                        Net operating loss carryforward        $          4,920
                        Less: valuation allowance                        (4,920)
                                                               -----------------

                        Net deferred tax asset                 $              -
                                                               -----------------

--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

5.   Income Taxes       The  Company  conducts  a  periodic  examination  of its
     Continued          valuation   allowance.   Factors   considered   in   the
                        evaluation include recent and expected future earnings and the Company's liquidity and equity positions. For the years ended December 31, 2002 and 2001, the Company has established a valuation allowance for the entire amount of net deferred tax assets.

                        At December 31, 2002, the Company had tax loss carryforwards of approximately $12,300. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. The change in control of the Company that took place in September 1998 could limit the Company's ability to utilize all prior tax loss carryforwards. These net operating loss carryforwards begin to expire in 2011.

6.   Royalty            The Company has an  agreement  with a former  officer of
     Agreements         the Company  pursuant to which the former  officer is to
                        receive a royalty of 2% of collected  revenues  from the
                        Company's  membrane   separation   technology   directly
                        attributable to his patentable property through December
                        3,  2002,   except  for  applications   related  to  the
                        radionuclides  technetium  and  rhenium,  for  which the
                        former  officer is entitled to receive a royalty of .66%
                        of net sales  directly  attributable  to his  patentable
                        property  (less   allowances  for  returns,   discounts,
                        commissions, freight and excise or other taxes). No royalties have been earned or accrued as of December 31, 2002.

                        The Company also has a license agreement with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a U.S. Department of Energy national laboratory, for which the Company paid Lockheed Martin a $50 licensing fee during the year ended June 30, 1997. Under this agreement, Lockheed Martin is to receive a royalty of 2% of net sales of the Company's products or processes covered under the agreement (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, commencing in the third year of the agreement, an annual minimum royalty of $15. As of December 31, 2002, $30 of royalties have been accrued.

--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

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

                        The Convertible Preferred Stock, Series A, is convertible into Common Stock at any time prior to redemption at a conversion rate of 1.67 shares of Common Stock for each share of Convertible Preferred Stock (an effective conversion price of $6.00 per share of Common Stock), subject to adjustment under certain circumstances, including the failure of the Company to pay a dividend on the Convertible Preferred Stock, Series A, within 30 days of a dividend payment date, which will result each instance in a reduction of $.50 per share in the conversion price but not below $3.75 per share. Since June of 1998 the Company has not paid dividends, and therefore has adjusted the effective conversion price from $6.00 to $3.75 per share. Accumulated and unpaid dividends at December 31, 2002 amounted to $2,530, an amount equal to $4.60 per share. Dividends will not be declared until there are sufficient accumulated earnings.

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


--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

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

                        The Convertible Preferred Stock, Series B, has a par value of $.001 per share and a stated value of $100 per share. Cumulative dividends are payable at the rate of $6 per share per annum, payable quarterly in arrears, commencing June 30, 1999, when, and if declared by the Board of Directors, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock, Series B. The Company has not paid any dividends on these shares. Accumulated and unpaid dividends at December 31, 2002 amounted to approximately $79, an amount equal to $22.25 per share.


--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

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

                        Warrants
                        Each Warrant entitled the holder thereof to purchase, at any time from April 3, 1998 through April 3, 2002, one share of Common Stock at a price of $5.50 per share, subject to adjustment. Commencing October 3, 1998, the Warrants were subject to redemption by the Company, in whole but not in part, at $.10 per Warrant on 30 days prior written notice provided that the average closing sale price of the Common Stock equals or exceeds $15 per share, subject to adjustment, for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. As of December 31, 2002 all warrants had expired without any being exercised or redeemed.

--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

7.   Capital            Representative's Warrants
     Structure          In  connection  with the Initial  Public  Offering,  the
     Continued          Company sold to the  Underwriter for $.0001 per warrant,
                        warrants  to  purchase  from the  Company  up to  60,000
                        shares of Convertible Preferred Stock, 150,000 shares of
                        Common    Stock    and/or    210,000    Warrants    (the
                        "Representative's   Warrants").   The   Representative's
                        Warrants were exercisable at a price of $12 per share of Convertible Preferred Stock, $6 per share of Common
                        Stock and $.12 per  Warrant  from April 3, 1998  through
                        April 3, 2002, and were restricted from sale, transfer, assignment or hypothecation prior to that date, except to officers of the Underwriter. The Representative's
                        Warrants provided for adjustment in the number of securities issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Common Stock. The Representative's Warrants granted to the holders thereof certain rights of registration for the securities issuable upon exercise thereof. As of December 31, 2002 all Representative's Warrants had expired without any being exercised.

8.   Non-Qualified      Under the 1998  Non-Qualified  Stock Option  Plan,  (the
     Stock Option       Option  Plan),  a maximum of  2,000,000  options  may be
     Plan               granted to purchase common stock at prices generally not
                        less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of options may be made to employees, officers, and directors without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors.


--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

8.   Non-Qualified      Information  regarding  the  option  plan is  summarized
     Stock Option       below:
     Plan
     Continued                                                      Weighted
                                                                     Average
                                                       Number of    Exercise
                                                        Options       Price
                                                     --------------------------

 Outstanding at year ended June 30, 1997                   996,689  $     4.42
      Granted                                            1,042,252        4.31
      Exercised                                                  -
      Forfeited                                                  -
      Rescinded                                           (996,689)       4.42
                                                     --------------------------
  Outstanding at six months ended December 31, 1997      1,042,252        4.31
      Granted                                            1,461,950        0.19
      Exercised                                                  -
      Forfeited                                                  -
      Rescinded                                         (1,092,252)       4.14
                                                     --------------------------
 Outstanding at year ended December 31, 1998             1,411,950        0.19
      Granted                                                    -
      Exercised                                                  -
      Forfeited                                            (80,900)       0.10
      Rescinded                                                  -
                                                      --------------------------
 Outstanding at year ended December 31, 1999             1,331,050        0.19
      Granted                                                    -
      Exercised                                                  -
      Forfeited                                           (507,300)       0.09
      Rescinded                                                  -
                                                     --------------------------
 Outstanding at year ended December 31, 2000               823,750        0.24
      Granted                                                    -
      Exercised                                                  -
      Forfeited                                                  -
      Rescinded                                                  -
                                                      --------------------------
 Outstanding at year ended December 31, 2001               823,750        0.24
      Granted                                                    -
      Exercised                                                  -
      Forfeited                                                  -
      Rescinded                                                  -
                                                     --------------------------

 Outstanding at year ended December 31, 2002               823,750  $     0.24
                                                     --------------------------



--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


8.   Non-Qualified      Options exercisable and available for future grant as of
     Stock Option       December 31, 2002 are as follows:
     Plan
     Continued             Options exercisable                     823,750

                           Options available for grant           1,176,250


9.   Stock Based        The Company has adopted the  disclosure-only  provisions
     Compensation       of Statement of Financial  Accounting  Standards  (SFAS)
                        No.  123,   Accounting  for  Stock-Based   Compensation.
                        Accordingly, no compensation cost has been recognized in
                        the  financial  statements.   SFAS  123  requires  stock
                        options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. No options were granted in 2002 or 2001, and therefore there is no pro forma effect on net earnings per share for the years ended December 31, 2002 and 2001.

                        The following table summarizes information about stock options outstanding at December 31, 2002:


                Options Outstanding                   Options Exercisable
 ----------------------------------------------------------------------------
                              Weighted
                              Average    Weighted                 Weighted
   Range of      Number      Remaining   Average                  Average
   Exercise    Outstanding  Contractual  Exercise      Number     Exercise
    Prices     at 12/31/02  Life (Years)   Price     Exercisable    Price
 ----------------------------------------------------------------------------

 $       5.00        25,000         5.96  $    5.00        25,000 $     5.00
 $        .09       798,750         5.96  $     .09       798,750 $      .09
 ----------------------------------------------------------------------------

 $   .09-5.00       823,750         5.96  $     .24       823,750 $      .24
 ----------------------------------------------------------------------------


10.  Commitments        Claim
     and                The Company has a matter of possible  litigation arising
     Contingencies      out of the Port of Baltimore  contract.  It is not known
                        what amount if any that the Company may be required to pay. The December 31, 2002 financial statements reflect
                        $53 as a liability related to the contract. It is not known if any additional amounts will be incurred.


--------------------------------------------------------------------------------

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

11.  Recent             Recent Accounting Pronouncements
     Accounting         In June 2001,  the FASB issued  Statement  of  Financial
     Pronounce-         Accounting  Standards  No.  143,  "Accounting  for Asset
     ments              Retirement   Obligations".   This  Statement   addresses
                        financial   accounting  and  reporting  for  obligations
                        associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This
                        Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This
                        Statement addresses financial accounting and reporting for the disposal of long-lived assets. The Company is currently assessing the impact of this statement.

                        In April 2002, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB
                        Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of Accounting Principles Board Opinion No. 30 before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect Adoption of SFAS No. 145 did have a material impact on financial position or future operations.

                        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard, which is effective for exit or disposal activities initiated after December 31, 2002, provides new guidance on the recognition, measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date the company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.


--------------------------------------------------------------------------------
                                                                            F-23

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------

11.  Recent             Recent Accounting Pronouncements - Continued
     Accounting         In  December   2002,   the  FASB  issued  SFAS  No.  148
     Pronounce-         "Accounting for Stock-Based Compensation--Transition and
     ments              Disclosure--an  amendment  of FASB  Statement  No. 123,"
     Continued          which is  effective  for all fiscal  years  ending after
                        December  15, 2002.  SFAS No. 148  provides  alternative
                        methods of transition for a voluntary change to the fair
                        value  based  method  of  accounting   for   stock-based
                        employee compensation under SFAS No. 123 from the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 128 also changes the disclosure requirements of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have a material impact on the Company's financial position or future operations.

                        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Ethics (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect to identify any variable interest entities that must be consolidated. In the event a variable interest entity is identified, the Company does not expect the requirements of FIN No. 46 to have a material impact on its financial condition or results of operations.

                        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 requires certain guarantees to be recorded at fair value, which is different from current practice to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN No. 45 also requires the Company to make significant new disclosures about guarantees. The disclosure requirements of FIN No. 45 are effective for the Company in the first quarter of fiscal year 2003. FIN No. 45's initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company's previous accounting for guarantees issued prior to the date of the initial application of FIN No. 45 will not be revised or restated to reflect the provisions of FIN No 45. The Company does not expect the adoption of FIN No. 45 to have a material impact on its consolidated financial position, results of operations or cash flows.


--------------------------------------------------------------------------------
                                                                            F-24

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

    10.20 License Agreement, dated as of November 25, 1997, between the Company and Maryland Environmental Service.(8)

    10.21 Equipment Lease, dated as of February 5, 1998, between the Company and Maryland Environmental Service.(8)

    10.22 License Agreement, dated as of February 5, 1998 between the Company and Maryland Environmental Service.(8)

    10.23 Debt repayment agreement, dated as of September 28, 1998 between Environmental and Applied.(9)

    22.1            Subsidiaries of the Company.(1)

    *99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant by section 906 of the Sarbanes-Oxley Act of 2002 - Bentley Blum

    *99.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant by section 906 of the Sarbanes-Oxley Act of 2002 - Andrew Oddi

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

Date:  March 28, 2003               COMMODORE SEPARATION TECHNOLOGIES, INC.


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


/s/ Andrew P. Oddi       President, (principal financial and      March 28, 2003
----------------------   accounting officer)
Andrew P. Oddi

/s/  Paul E. Hannesson   Chairman of the Board and Chief          March 28, 2003
----------------------   Executive Officer (principal
Paul E. Hannesson        executive officer)


/s/  Bentley J. Blum     Director                                 March 28, 2003
----------------------
Bentley J. Blum

CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, Paul Hannesson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Commodore Separation Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Separation Technologies, Inc. as of, and for, the periods presented in this annual report.

4. Commodore Separation Technologies, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Separation Technologies, Inc. and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Separation Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of Commodore Separation Technologies, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Commodore Separation Technologies, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore Separation Technologies, Inc.'s auditors and the audit committee of Commodore Separation Technologies, Inc.'s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Separation Technologies, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Separation Technologies, Inc.'s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Separation Technologies, Inc.'s internal controls; and

6. Commodore Separation Technologies, Inc.'s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Paul Hannesson
-----------------------
Paul Hannesson,
Chief Executive Officer
March 28, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Andrew P. Oddi, certify that:


1. I have reviewed this annual report on Form 10-KSB of Commodore Separation Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Commodore Separation Technologies, Inc. as of, and for, the periods presented in this annual report.

4. Commodore Separation Technologies, Inc.'s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Commodore Separation Technologies, Inc. and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to Commodore Separation Technologies, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of Commodore Separation Technologies, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Commodore Separation Technologies, Inc.'s other certifying officer and I have disclosed, based on our most recent evaluation, to Commodore Separation Technologies, Inc.'s auditors and the audit committee of Commodore Separation Technologies, Inc.'s board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect Commodore Separation Technologies, Inc.'s ability to record, process, summarize and report financial data and have identified for Commodore Separation Technologies, Inc.'s auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in Commodore Separation Technologies, Inc.'s internal controls; and

6. Commodore Separation Technologies, Inc.'s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Andrew P. Oddi
-----------------------
Andrew P. Oddi,
Chief Financial Officer
March 28, 2003