Form 10QSB
period 2003-03-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2003-05-15
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--                OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                       OR
--                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


        DELAWARE                                            11-3299195
        --------                                            ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)

  150 East 58th Street, Suite 3238                             10155
       New York, New York                                      -----
       ------------------                                    (Zip Code)
(Address of Principal Executive Offices)


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

         Number of shares of common stock outstanding at May 14, 2003 (latest practicable date):

                       Issued and Outstanding: 11,732,640
                                               ----------

                         PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                            CONDENSED BALANCE SHEETS

                  (Dollars in Thousands, Except Per Share Data)

                                                      March 31,    December 31,
                                                        2003          2002
                                                      ---------    ------------
                                                     (unaudited)
ASSETS
Cash and cash equivalents                             $       2      $       1

                  TOTAL CURRENT ASSETS                        2              1

Property and equipment, net                                   -              -
                                                      ---------      ---------

          TOTAL ASSETS                                $       2      $       1
                                                      =========      =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                    $     280      $     280
  Accrued expenses                                          134            134
  Deposits                                                   53             53
  Due to related parties                                  1,260          1,250
  Accrued dividends                                       2,744          2,609
                                                      ---------      ---------

                  TOTAL CURRENT LIABILITIES               4,471          4,326

Commitments and contingencies                                 -              -

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par value,
    10% cumulative, 5,000,000 shares authorized,
    518,600 issued and outstanding                            1              1
  Preferred stock, Series B, $.001 par value,
    6% cumulative, 4,000 shares authorized,
    3,570 shares issued and outstanding                       -              -
  Common stock, par value $.001 per share,
    50,000,000 shares authorized, 11,732,640
    shares issued and outstanding                            12             12
  Additional paid in capital                              8,975          9,110
  Deficit accumulated during development
    stage                                               (13,457)       (13,448)
                                                      ---------      ---------

                  TOTAL STOCKHOLDERS' DEFICIT            (4,469)        (4,325)
                                                      ---------      ---------
                  TOTAL LIABILITIES AND
                  STOCKHOLDERS' DEFICIT               $       2      $       1
                                                      =========      =========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)


                                                                    Cumulative
                                                                    Amounts From
                                              Three months ended   Nov. 15, 1995
                                                    March 31,        (Date of
                                              -----------------   Inception) to
                                               2003       2002    March 31, 2003
                                              ------    -------   --------------
                                                 (unaudited)

       CONTRACT REVENUES                      $    -    $     -       $    403

COSTS AND EXPENSES
  Cost of sales                                    -          -            648
  Research and development                         -          -          3,603
  General and administrative                       9          9          4,520
  Impairment of inventory                          -          -            519
  Impairment of property and equipment             -          -            513
  Impairment of intangible assets                  -          -            175
  Depreciation and amortization                    -          -          1,402
  Corporate overhead expenses                      -          -          2,145
  Sales and marketing                              -          -            728
  Licensing fees                                   -          -             50
                                              ------    -------       --------

         Total costs and expenses                  9          9         14,303
                                              ------    -------       --------
                                                  (9)        (9)       (13,900)

Other income                                       -          -             27
Interest income                                    -          -            430
Interest expense                                   -          -            (14)
                                              ------    -------       --------

NET LOSS                                      $   (9)   $    (9)      $(13,457)
                                              ======    =======       ========

NET LOSS PER SHARE - BASIC AND
  DILUTED  (Based on
  weighted average shares of
  11,733,000 and 11,733,000)*                 $    -    $     -



         * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.



                  See notes to condensed financial statements.

   COMMODORE SEPARATION TECHNOLOGIES, INC. CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)

                                                                    Cumulative
                                                                    Amounts From
                                              Three months ended   Nov, 15, 1995
                                                    March 31,        (Date of
                                              -----------------   Inception) to
                                               2003       2002    March 31, 2003
                                              ------    -------   --------------
                                                 (unaudited)

OPERATING ACTIVITIES
  Net (loss)                                  $   (9)   $    (9)  $    (13,457)
  Adjustments to reconcile net loss to
   cash used in operating activities:
    Inventory impairment                           -          -            519
    Impairment of intangibles                      -          -            175
    Property and equipment impairment              -          -            513
    Depreciation and amortization                  -          -          1,402
    Issuance of Common Stock for services          -          -             35
    Gain on troubled debt restructuring            -          -            214
     Changes in assets and liabilities:
                  Inventory, net                   -          -           (519)
        Accounts payable                           -         (3)           280
        Accrued liabilities                        -          -            134
                  Deposits                         -          -             53
                                              ------    -------   ------------
                  NET CASH USED IN
                  OPERATING ACTIVITIES            (9)       (12)       (10,651)

INVESTING ACTIVITIES
  Acquisition of intangible assets                 -          -           (213)
  Purchase of property and equipment               -          -           (403)
  Acquisition of leasehold improvements            -          -           (210)
  Construction of technical equipment              -          -         (1,491)
                                              ------    -------   ------------
                  NET CASH USED IN
                  INVESTING ACTIVITIES             -          -         (2,317)

FINANCING ACTIVITIES
  Borrowings from stockholder                     10          5          2,606
  Proceeds from sale of common stock
     and warrants                                  -          -          6,109
  Proceeds from sale of preferred stock
           and warrants                            -          -          4,978
  Preferred stock dividends                        -          -           (738)
  Collection of subscription receivable            -          -             15
                                              ------    -------   ------------
                  NET CASH PROVIDED BY
                  FINANCING ACTIVITIES            10          5         12,970

INCREASE IN CASH                                   1         (7)             2
  Cash at beginning of period                      1         11              -
                                              ------    -------   ------------
CASH AT END OF PERIOD                         $    2    $     4   $          2
                                              ======    =======   ============


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2003


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-K annual report dated December 31, 2002.

Note B - Contingencies

         The Company is currently in negotiation with the bonding company which issued a performance bond for the Port of Baltimore project. The outcome of this negotiation cannot be determined at this time.

Note C - Going Concern

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

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

General
-------

     The Company, organized in November 1995, had since its inception developed a strategic operating plan, hired personnel to implement its operating plan, engineered and built commercial scale supported liquid membrane processing units, conducted on-site demonstrations for potential customers and commenced operations at its first installations.

           During the period from November 15, 1995 (date of inception) to March 31, 2003, the Company has incurred a net loss of $13,457,000 and anticipates that it may continue to incur losses for the foreseeable future. The Company currently has no ongoing operations since December 31, 2001.

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

Results from Operations
-----------------------

     There were no revenues for the quarter ended March 31, 2003 or 2002, as the equipment is in storage.

         For the three months ended March 31, 2003, the Company had miscellaneous general and administrative expenses of $9,000. There were no other expenses incurred by the Company. General and adminstrative expenses were $9,000 for the three months ended March 31, 2002.

         The Company had a net loss of $9,000 for the three-month period ended March 31, 2003 as compared to a net loss of $9,000 for the three-month period ended March 31, 2002.

Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $4,469,000 on March 31, 2003 as compared to a working capital deficit of $4,325,000 at the beginning of the year. The decrease in working capital is attributable to the net loss incurred during the first quarter of 2003 and accrued dividends.

         The Company continues to be dependent upon financing through outside sources. There can be no assurance that such financing will be available or, if available, that it will be on terms satisfactory to the Company. In the event such external financing is not available on terms acceptable to the Company, the Company may be able to obtain interim financing from Commodore Environmental Services, Inc. ("Environmental") which owns 85% of the Company. There can be no assurances, however, that the Company will be able to obtain any financing from Environmental.

Net Operating Losses
--------------------

         At March 31, 2003, the Company had tax loss carryforwards of approximately $12,309,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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


ITEM 3.  Controls and Procedures
         -----------------------

         1. Evaluation of disclosure controls and procedures.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -

              Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

              Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         (b)  Reports on Form 8-K - none

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 14, 2003                    COMMODORE SEPARATION TECHNOLOGIES, INC.
                                        (Registrant)



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

         b) evaluated the effectiveness of Commodore Separation Technologies, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Paul Hannesson
-----------------------
Paul Hannesson,
Chief Executive Officer
May 14, 2003

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

         b) evaluated the effectiveness of Commodore Separation Technologies, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/ Andrew P. Oddi
-----------------------
Andrew P. Oddi,
Chief Financial Officer
May 14, 2003