Form 10QSB
period 2003-06-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2003-08-14
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

XX                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

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


         Number of shares of common stock outstanding at August 2, 2003 (latest practicable date):

                       Issued and Outstanding: 11,732,640
                                               ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements
         --------------------

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                                                      June 30,     December 31,
                                                        2003          2002
                                                      --------     ------------
                                                     (unaudited)
ASSETS
Cash and cash equivalents                            $       1     $          1
                                                     ----------    -------------

                  TOTAL CURRENT ASSETS                       1                1

Property and equipment, net                                  -                -
Intangible assets, net                                       -                -
                                                     ----------    -------------

          TOTAL ASSETS                               $       1     $          1
                                                     ==========    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                   $     280     $        280
  Accrued expenses                                         134              134
  Deposits                                                  53               53
  Due to related parties                                 1,270            1,250
  Accrued dividends                                      2,879            2,609
                                                     ----------    -------------

                  TOTAL CURRENT LIABILITIES              4,616            4,326

Commitments and contingencies                                -                -

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par value,
  10% cumulative, 5,000,000 shares authorized,
  518,600 issued and outstanding                             1                1
  Preferred stock, Series B, $.001 par value,
  6% cumulative, 4,000 shares authorized,
  3,570 issued and outstanding                               -                -
  Common stock, par value $.001 per share,
  50,000,000 shares authorized, 11,732,640
  issued and outstanding                                    12               12
  Additional paid in capital                             8,840            9,110
  Deficit accumulated during development
    stage                                              (13,468)         (13,448)
                                                     ----------    -------------

                  TOTAL STOCKHOLDERS' DEFICIT           (4,615)          (4,325)
                                                     ----------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $       1     $          1
                                                     ==========    =============

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                                                     Cumulative
                                                                    Amounts From
                                                                    Nov 15, 1995
                                      Three months      Six months    (Date of
                                         ended            ended      Inception)
                                        June 30,         June 30,    to June 30,
                                     2003     2002     2003    2002     2003
                                    ------   ------   ------  ------   ---------
                                               (unaudited)
REVENUES

  Contract revenues                 $    -   $    -   $    -  $    -   $    403

COSTS AND EXPENSES

  Cost of sales                          -        -        -       -        648
  Research and development               -        -        -       -      3,603
  General and administrative            11        8       20      17      4,531
  Impairment of inventory                -        -        -       -        519
  Impairment of property
   and equipment                         -        -        -       -        513
  Impairment of intangibles              -        -        -       -        175
  Depreciation and amortization          -        -        -       -      1,402
  Corporate overhead expenses            -        -        -       -      2,145
  Licensing fee                          -        -        -       -         50
  Sales and marketing expense            -        -        -       -        728
                                    ------   ------   ------  ------   ---------
                                        11        8       20      17     14,314
                                    ------   ------   ------  ------   ---------
                                       (11)      (8)     (20)    (17)   (13,911)

Other income                             -        -        -       -         27
Interest income                          -        -        -       -        430
Interest expense                         -        -        -       -        (14)
                                    ------   ------   ------  ------   ---------

NET LOSS                            $  (11)  $   (8)  $  (20) $  (17)  $(13,468)
                                    ======   ======   ======  ======   =========


NET LOSS PER SHARE  (Based on
 weighted average shares of
 11,733,000 *                       $    -   $    -   $    -  $    -



         * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)



                                                                    Cumulative
                                                                   Amounts From
                                               Six months ended    Nov 15, 1995
                                                   June 30,       to June 30,
                                                2003     2002          2003
                                               -------- -------   --------------
                                                  (unaudited)
OPERATING ACTIVITIES
  Net loss                                     $  (20)  $   (17)  $     (13,468)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Impairment of inventory                       -         -             519
      Impairment of intangibles                     -         -             175
      Impairment of property and equipment          -         -             513
      Depreciation and amortization                 -         -           1,402
      Issuance of common stock for services         -         -              35
      Gain on troubled debt restructuring           -         -             214
   Changes in assets and liabilities:
      Inventory, net                                -         -            (519)
      Accounts payable                              -       (13)            280
      Accrued liabilities                           -         -             134
      Deposits                                      -         -              53
                                               ------   -------   --------------
       NET CASH USED IN OPERATING ACTIVITIES      (20)      (30)        (10,662)
                                               ------   -------   --------------

INVESTING ACTIVITIES
  Acquisition of intangible assets                  -         -            (213)
  Purchase of property and equipment                -         -            (403)
  Acquisition of leasehold improvements             -         -            (210)
  Construction of technical equipment               -         -          (1,491)
  Liquidation of certificate of deposit             -         -               -
                                               ------   -------   --------------

       NET CASH USED IN INVESTING ACTIVITIES        -         -          (2,317)
                                               ------   -------   --------------

FINANCING ACTIVITIES
  Borrowings from stockholder                      20        20           2,616
  Proceeds from sale of common stock
    and warrants                                    -         -           6,109
  Proceeds from sale of preferred stock
    and warrants                                    -         -           4,978
  Preferred stock dividends                         -         -            (738)
  Collection of subscription receivable             -         -              15
                                               ------   -------   --------------
       NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                  20        20          12,980
                                               ------   -------   --------------
INCREASE (DECREASE) IN CASH                         -       (10)              1
Cash at beginning of period                         1        11               -
                                               ------   -------   --------------
CASH AT END OF PERIOD                          $    1   $     1   $           1
                                               ======   =======   ==============


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 June 30, 2003


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

         The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB annual report dated December 31, 2002.

B - Contingencies

         The Company has a matter of possible litigation arising out of the Port of Baltimore contract. It is not known what amount, if any that the Company may be required to pay. The financial statements reflect $53,000 as a liability related to the contract. It is not known if any additional amounts will be incurred.

Note C - Going Concern

         The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assunption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, a deficit in equity, has incurred substantial losses from operations and has not generated cash from operating activities. The Company has not ever had significant revenue from operations and has not had any operating activities during the past two fiscal years. Presently, the Company does not have sufficient cash resources to meet its requirements in 2003 or the necessary working capital to develop profitable operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Note D - Net Loss Per Common Share

         Basic net loss per common share ("Basic EPS") excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share.

         Options and warrants to purchase 823,750 shares of common stock as of June 30, 2003 and June 30, 2002 were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note E - Stock-Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in the net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were issued or vested during the quarters or six months ended June 30, 2003 or June 30, 2002, therefore, there would be no effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

ITEM 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Plan and Results of Operation
         -------------------------------------------

General
-------

         The Company, organized in November 1995, has since its inception developed a strategic operating plan, hired personnel to implement its operating plan, engineered and built commercial scale supported liquid membrane processing units, conducted on-site demonstrations for potential customers and performed services at its first installations.

         During the period from November 15, 1995 (date of inception) to June 30, 2003, the Company has incurred a net loss of $13,468,000 and anticipates that it will continue to incur losses for the foreseeable future as it develops a new strategy. The Company currently has no ongoing operations as of December 31, 2001.

Results of Operations
---------------------

         General and administrative expenses for the three months ended June 30, 2003 were $11,000 as compared to $8,000 for the three month period ended June 30, 2002. General and administrative expenses for the six month period ended June 30, 2003 were $20,000 as compared to $17,000 for the six months ended June 30, 2002.

         The Company had a net loss of $20,000 for the six month period ended June 30, 2003 as compared to a net loss of $17,000 for the six month period ended June 30, 2002.

Plan of Operation
-----------------

         Without any operating business or material assets, the Company will remain inactive until such time management identifies strategic opportunities, finds additional funding, completes an acquisition of or merger with an operating company. No assurances can be given as to the Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed.

Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $4,615,000 on June 30, 2003 as compared to a working capital deficit of $4,325,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first six months of 2003 and accrued dividends.

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

Net Operating Losses
--------------------

         At June 30, 2003, the Company had tax loss carryforwards of approximately $13,400,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company has occured in previous years which may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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

         Bentley Blum who serves as Commodore Separation Technologies, Inc.'s chief executive officer and Andrew P. Oddi who serves as Commodore Separation Technologies, Inc.'s chief financial officer, after evaluating the effectiveness of Commodore Separation Technologies, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of June 30, 2003 (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Separation Technologies, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore Separation Technologies, Inc. would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -

         Exhibit 31.1 Certification Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification Pursuant to Section 302 of the
                      Sarbanes-Oxley Act of 2002

         Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

Date:   August 14, 2003