Form 10QSB
period 2003-09-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2003-11-03
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)

XX                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 2003
                                       OR
__                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                        11-3299195
         --------                                        ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


         150 East 58th Street, Suite 3238                 10155
               New York, New York                       ----------
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


         Number of shares of common stock outstanding at October 24, 2003 (latest practicable date):

                       Issued and Outstanding: 11,732,640
                                               ----------

                       PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements
         --------------------

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                            CONDENSED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)

                                                  September 30,   December 31,
                                                     2003            2002
                                                  ------------   ------------
                                                  (unaudited)
ASSETS
Cash and cash equivalents                         $          3   $          1
                                                  ------------   ------------

          TOTAL ASSETS                            $          3   $          1
                                                  ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                $        280   $        280
  Accrued expenses                                         134            134
  Deposits                                                  53             53
  Due to related parties                                 1,280          1,250
  Accrued dividends                                      3,014          2,609
                                                  ------------   ------------

                  TOTAL CURRENT LIABILITIES              4,761          4,326

Commitments and contingencies                                -              -

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par value,
  10% cumulative, 5,000,000 shares authorized,
  518,600 issued and outstanding                             1              1
  Preferred stock, Series B, $.001 par value,
  6% cumulative, 4,000 shares authorized,
  3,570 issued and outstanding                               -              -
  Common stock, par value $.001 per share,
  50,000,000 shares authorized, 11,732,640
  issued and outstanding                                    12             12
  Additional paid in capital                             8,705          9,110
  Deficit accumulated during development
    stage                                              (13,476)       (13,448)
                                                  ------------   ------------

                  TOTAL STOCKHOLDERS' DEFICIT           (4,758)        (4,325)
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $          3   $          1
                                                  ============   ============

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)
                                                                     Cumulative
                                                                    Amounts From
                                                                    Nov 15, 1995
                                      Three months      Nine months   (Date of
                                         ended             ended      Inception)
                                        Sept 30,          Sept 30,   to Sept 30,
                                     2003     2002     2003     2002    2003
                                    ------   ------   ------   -----  ----------
                                               (unaudited)
REVENUES

  Contract revenues                 $    -   $    -   $    -   $   -   $    403

COSTS AND EXPENSES

  Cost of sales                          -        -        -       -        648
  Research and development               -        -        -       -      3,603
  General and administrative             8        7       28      24      4,539
  Impairment of inventory                -        -        -       -        519
  Impairment of property
   and equipment                         -        -        -       -        513
  Impairment of intangibles              -        -        -       -        175
  Depreciation and amortization          -        -        -       -      1,402
  Corporate overhead expenses            -        -        -       -      2,145
  Licensing fee                          -        -        -       -         50
  Sales and marketing expense            -        -        -       -        728
                                    ------   ------   ------   -----   ---------
                                         8        7       28      24     14,322
                                    ------   ------   ------   -----   ---------
                                        (8)      (7)     (28)    (24)   (13,919)

Other income                             -        -        -       -         27
Interest income                          -        -        -       -        430
Interest expense                         -        -        -       -        (14)
                                    ------   ------   ------   -----   ---------

NET LOSS                            $   (8)  $   (7)  $  (28)  $ (24)  $(13,476)
                                    ======   ======   ======   =====   =========


NET LOSS PER SHARE  (Based on
 weighted average shares of
 11,733,000 *                       $    -   $    -   $    -   $   -



         * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)

                                                                     Cumulative
                                                                    Amounts From
                                             Nine months ended      Nov 15, 1995
                                                 Sept 30,            to Sept 30,
                                               2003     2002          2003
                                               ----     ----        ------------
                                                (unaudited)
OPERATING ACTIVITIES
  Net loss                                    $ (28)   $ (24)       $   (13,476)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Impairment of inventory                     -        -                519
      Impairment of intangibles                   -        -                175
      Impairment of property and equipment        -        -                513
      Depreciation and amortization               -        -              1,402
      Issuance of common stock for services       -        -                 35
      Gain on troubled debt restructuring         -        -                214
   Changes in assets and liabilities:
      Inventory, net                              -        -               (519)
      Accounts payable                            -      (16)               280
      Accrued liabilities                         -        -                134
      Deposits                                    -        -                 53
                                              -----    -----        ------------
       NET CASH USED IN OPERATING
       ACTIVITIES                               (28)     (40)           (10,670)
                                              -----    -----        ------------

INVESTING ACTIVITIES
  Acquisition of intangible assets                -        -               (213)
  Purchase of property and equipment              -        -               (403)
  Acquisition of leasehold improvements           -        -               (210)
  Construction of technical equipment             -        -             (1,491)
  Liquidation of certificate of deposit           -        -                  -
                                              -----    -----        ------------

       NET CASH USED IN INVESTING
       ACTIVITIES                                 -        -             (2,317)
                                              -----    -----        ------------

FINANCING ACTIVITIES
  Borrowings from stockholder                    30       30              2,626
  Proceeds from sale of common stock
    and warrants                                  -        -              6,109
  Proceeds from sale of preferred stock
    and warrants                                  -        -              4,978
  Preferred stock dividends                       -        -               (738)
  Collection of subscription receivable           -        -                 15
                                              -----    -----        ------------
       NET CASH PROVIDED BY FINANCING
       ACTIVITIES                                30       30             12,990
                                              -----    -----        ------------

INCREASE (DECREASE) IN CASH                       2      (10)                 3
Cash at beginning of period                       1       11                  -
                                              -----    -----        ------------

CASH AT END OF PERIOD                         $   3    $   1        $         3
                                              =====    =====        ============

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 2003


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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

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

         Options and warrants to purchase 823,750 shares of common stock as of September 30, 2003 and September 30, 2002 were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note E - Stock-Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in the net income (loss), as all options vested had an exercise price equal to the market value of the underlying common stock on the date of grant. No options were issued or vested during the quarters or nine months ended September 30, 2003 or September 30, 2002, therefore, there would be no effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Note F - Supplemental Disclosure of Cash Flow Information

         During the nine months ended September 30, 2003 and September 30, 2002, the Company accrued $405,000 and $405,000 of preferred stock dividends, which increased accrued dividends and decreased additional paid in capital.

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

           During the period from November 15, 1995 (date of inception) to September 30, 2003, the Company has incurred a net loss of $13,476,000 and anticipates that it will continue to incur losses for the foreseeable future as it develops a new strategy. The Company has had no ongoing operations since December 31, 2001.

Results of Operations
---------------------

     General and administrative expenses for the three months ended September 30, 2003 were $8,000 as compared to $7,000 for the three month period ended September 30, 2002. General and administrative expenses for the nine month period ended September 30, 2003 were $28,000 as compared to $24,000 for the nine months ended September 30, 2002.

         The Company had a net loss of $28,000 for the nine month period ended September 30, 2003 as compared to a net loss of $24,000 for the nine month period ended September 30, 2002.

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

Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $4,758,000 on September 30, 2003 as compared to a working capital deficit of $4,325,000 at the beginning of the year. The decrease in working capital is primarily attributable to the net loss incurred during the first nine months of 2003 and accrued dividends.

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

Net Operating Losses
--------------------

         At September 30, 2003, the Company had tax loss carryforwards of approximately $13,400,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company has occured in previous years which may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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

         Bentley Blum who serves as Commodore Separation Technologies, Inc.'s chief executive officer and Andrew P. Oddi who serves as Commodore Separation Technologies, Inc.'s chief financial officer, after evaluating the effectiveness of Commodore Separation Technologies, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of September 30, 2003 (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Separation Technologies, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore Separation Technologies, Inc. would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

ITEM 6.  Exhibits and Reports on Form 8-K

                (a) Exhibits -

                    Exhibit 31.1 - Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

                    Exhibit 31.2 - Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

                    Exhibit 32 - Certification Pursuant to 18 U.S.C.
                    Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

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




                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                         (Registrant)



                                         By  /s/ Andrew P. Oddi
                                         ----------------------------------
                                         Andrew P. Oddi - Vice President
                                         (As both a duly authorized Officer
                                         of the Registrant and the Chief
                                         Accounting Officer of the Registrant)


Date:   November 3, 2003

         Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002