Form 10KSB
period 2003-12-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2004-03-30
CIK 1022381

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

                   For the fiscal year ended December 31, 2003

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Non-affiliates of the registrant held shares of Common Stock as of February 28, 2004 with an aggregate market value of approximately $16,000 (based upon the average bid and asked prices of the Common Stock on February 28, 2004 as quoted by the Nasdaq Small Cap Market).

         As of February 28, 2004, 11,732,640 shares of the registrant's Common Stock were outstanding.

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

         To finance the significant growth expected by the Company, the Company raised a net amount equal to approximately $11,100,000 from an initial public offering of its preferred stock, common stock and warrants in April and May 1997 (the "IPO"). As of February 28, 2004 approximately 85% of the Company's common stock was owned by Commodore Environmental Services, LLC ("LLC"), a wholly owned subsidiary of Commodore Environmental Services, Inc., a Delaware corporation ("Environmental"). Effective as of September 28, 1998, Commodore Applied Technologies, Inc., a Delaware Corporation ("Applied"), transferred its 87% interest in the Company to Environmental as part of a debt restructuring agreement consummated between the two companies following the completion of fairness opinions.

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

BACKLOG

         At December 31, 2003, the Company had no backlog.

RESEARCH AND DEVELOPMENT

         The Company has had no expenditures for research and development for the years ended December 31, 2003 and 2002.

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

         As of February 28, 2004, the Company had no full-time employees.

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

         As of February 28, 2004, no litigation has been filed against the Company with respect to this indemnification issue. The Company is currently investigating all of the relevant facts and circumstances in connection with the Surety's potential claim or cause of action. The Company is unable to determine the amount, if any, of the potential claim.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ----------------------------------------------------------------------

MARKET INFORMATION

         The Company's common stock, par value $0.001 per share ("Common Stock"), 10% Senior Convertible Preferred Stock, par value $0.001 per share ("Convertible Preferred Stock"), and Redeemable Common Stock Purchase Warrants ("Warrants") began trading publicly on April 3, 1997 at initial public offering prices of $5.00 and $10.00 per share, respectively, and $0.10 per Warrant and were traded and quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols CXOT, CXOTP and CXOTW, respectively, until February 18, 1999. At the close of business on February 18, 1999, at which time the Company's securities were delisted from the Nasdaq Stock Market because of the Company's inability to satisfy the revised minimum standards for continued listing on the Nasdaq Market System. The Company is currently listed on the OTC Bulletin Board. On February 28, 2004, there were approximately 177 holders of record of Common Stock, two holders of record of Convertible Preferred Stock and 16 holders of record of Warrants.

         The following table sets forth, for the periods shown, the high and low bid prices of the Common Stock, Convertible Preferred Stock and Warrants (rounded to the nearest cent) as quoted by Nasdaq. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                                 Convertible
                                                 Common Stock                  Preferred Stock                      Warrants
                                           ---------- ---- ----------    ---------- --- -------------    ----------- --- -----------
                                             High             Low          High             Low             High            Low
                                           ----------      ----------    ----------     -------------    -----------     -----------
FISCAL YEAR 2003
   January 1 to March 31, 2003.......          $0.01           $0.01         $0.00             $0.00          $0.00           $0.00
   April 1 to June 30, 2003..........           0.01            0.01          0.00              0.00           0.00            0.00
   July 1 to September 30, 2003......           0.01            0.01          0.00              0.00           0.00            0.00
   October 1 to December 31, 2003....           0.01            0.01          0.00              0.00           0.00            0.00

FISCAL YEAR 2002
   January 1 to March 31, 2002.......          $0.01           $0.01         $0.00             $0.00          $0.00           $0.00
   April 1 to June 30, 2002..........           0.01            0.01          0.00              0.00           0.00            0.00
   July 1 to September 30, 2002......           0.01            0.01          0.00              0.00           0.00            0.00
   October 1 to December 31, 2002....           0.01            0.01          0.00              0.00           0.00            0.00

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.
------   ----------------------------------------------------------

GENERAL

         The Company was organized in November 1995, and has not generated material revenues or any profits through December 31, 2003. Since its inception, the Company has been engaged principally in organizational activities, including research and development, developing a strategic operating plan, entering into contracts, hiring personnel, developing and manufacturing commercial-scale units and installing and operating units on an extended basis for demonstration or test purposes. Accordingly, the Company has a limited operating history upon which an evaluation of its performance and prospects can be made. The Company is subject to all of the business risks associated with a new enterprise, including, but not limited to, risks of unforeseen capital requirements, failure of market acceptance, failure to establish business relationships, and competitive disadvantages as against larger and more established companies. During the years 2002 and 2003, the Company has not actively pursued any operational activities primarily due to lack of financial resources and no employees.

         The Company has generated nominal revenues to date. During the period from November 15, 1995 (date of inception) to December 31, 2003, the Company incurred a net loss of $13,478,000. For the year ended December 31, 2003, the Company incurred a loss of $30,000, had no operations and anticipates that it may continue to incur significant losses for the foreseeable future. There can be no assurance as to whether or when the Company will generate material revenues or achieve profitable operations. See "Business" and the Financial Statements and Notes thereto included elsewhere in this Annual Report.

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

PLAN OF OPERATIONS

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

         The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

         The Company depends on its funding from the majority shareholder. The current President, Chairman and Chief Executive Officer have expressed their intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. Management does not anticipate raising funds during the next twelve months. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds if and when needed.

         The Company has experienced net losses during the development stage (1997 to present) and has had no significant revenues during such period. During the past two fiscal years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has sustained losses of $30,000 and $29,000 for the years ended December 31, 2003 and 2002, respectively. The Company had no significant revenues during the period from November 15, 1995 (date of inception) to December 31, 2003 and is considered a development stage company. Substantially all of the Company's losses are attributable to the expenses detailed above. At December 31, 2003 the Company had a working capital deficit of $4,895,000 and a stockholders' deficit of $4,895,000. The Company's decrease in working capital is principally due to the net loss for the period and dividends accrued on the Company's Convertible Preferred Stock.

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

         The Company has a working capital deficit, a deficit in equity, has incurred substantial losses from operations and has not generated cash from operating activities. Presently, the Company does not have sufficient cash resources to meet its requirements in 2004 or the necessary working capital to develop profitable operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

         In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company as the Company followed the provisions of Statement of Position ("SOP") 97-2, Software revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions, which provide guidance for revenue recognition of arrangements with multiple deliverables.

         In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.

         In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. On November 7, 2003, FASB Staff Position 150-3 was issued, which indefinitely deferred the effective date of SFAS 150 for certain mandatory redeemable non-controlling interests. As the Company does not have any of these financial instruments, the adoption of SFAS 150 did not have any impact on the Company's consolidated financial statements.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an
Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity though means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

         In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company's results of operations or financial condition.

NET OPERATING LOSSES

         At December 31, 2003, the Company had tax loss carryforwards of approximately $12,300,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The financial statements of the Company are included on pages F-1 through F-25 of this Annual Report and are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         None

ITEM 8A. CONTROLS AND PROCEDURES
-------- -----------------------

         Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fourth quarter of the fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially effect, our internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-------  ---------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS

         The names and ages of the executive officers and directors of the Company, and their positions with the Company as of February 28, 2004, are as follows:

Name                    Age    Position
----                    ---    --------

Paul E. Hannesson.....   64    Chairman of the Board and Chief Executive Officer

Andrew P. Oddi........   42    President

James M. DeAngelis....   43    Senior Vice President - Sales & Marketing

Bentley J. Blum.......   62    Director

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

         Andrew P. Oddi has served as President of the Company since July 2001. Mr. Oddi was appointed Vice President and Treasurer of the Company, Applied, Environmental, Solution and CFC Technologies in June 1997. Mr. Oddi also served as Vice President of Finance & Administration and Chief Financial Officer of Environmental from 1987 to May 1997 and as a director of Environmental from December 1990 to July 1996. Mr. Oddi also served as the Vice President of Finance, Chief Financial Officer and Secretary of Applied from March to November 1996, and as the Vice President--Finance of Separation from September 1996 to May 1997. From 1982 to 1987, Mr. Oddi was employed by Ernst & Young, independent accountants, and held the position of audit manager in 1986 and 1987. Mr. Oddi is a Certified Public Accountant.

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

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 2003, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 2003, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the shares of Common Stock of the Company failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 2003.

AUDIT COMMITTEE AND FINANCIAL EXPERT

         We do not have an Audit Committee. Bentley J. Blum and Paul Hannesson the Company's directors perform some of the same functions of an Audit Committee, such as; recommending a firm of independent certified public accountants to audit the financial statements; reviewing the auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

         We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

         A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the Securities and Exchange Commission and in other public communications made by the Company.

3)       Compliance with applicable government laws, rules and regulations.

4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

5)       Accountability for adherence to the code.

         We have not adopted a corporate code of ethics. Our board of directors is considering over the next year, establishing such a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION.
-------  -----------------------

SUMMARY COMPENSATION

         The following table sets forth the amount of all compensation paid by the Company and/or its affiliates and allocated to the Company's operations for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001, to the person serving as the Company's current Chief Executive Officer, to each of the Company's most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus compensation exceeded $100,000 during any such period.

                           Summary Compensation Table

                                         Annual Compensation                                  Long-Term Compensation
                              ---------------------------------------------     --------------------------------------------------

                                                                     Other                     Securities
                                                                    Annual      Restricted       Under-                  All Other
                                                                    Compen-        Stock         Lying         LTIP       Compen-
                                         Salary        Bonus        Sation       Award(s)       Options       Payouts     sation
Name and Principal Position    Year       ($)          ($)           ($)           ($)           (#)           ($)         ($)
----------------------------   ----      ------        -----        -------     ----------      -------       -------    ---------
Paul E. Hannesson             2003         -0-          -0-          -0-            -0-          -0-           -0-          -0-
Chief Executive Officer       2002         -0-          -0-          -0-            -0-          -0-           -0-          -0-
                              2001         -0-          -0-          -0-            -0-          -0-           -0-          -0-

James M. DeAngelis            2003         -0-          -0-          -0-            -0-          -0-           -0-          -0-
Senior Vice President         2002         -0-          -0-          -0-            -0-          -0-           -0-          -0-
                              2001         -0-          -0-          -0-            -0-          -0-           -0-          -0-

Andrew Oddi                   2003         -0-          -0-          -0-            -0-          -0-           -0-          -0-
President                     2002         -0-          -0-          -0-            -0-          -0-           -0-          -0-
                              2001         -0-          -0-          -0-            -0-          -0-           -0-          -0-
--------------------


STOCK OPTIONS

         No stock options were granted in 2003, 2002 or 2001. The Company has no outstanding stock appreciation rights and granted no stock appreciation rights during the year ended December 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------- ---------------------------------------------------------------

         The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock as of February 28, 2004 by
(i) each person known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's common stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                  Number of Shares of Common      Percentage of Outstanding
Name and Address                                      Stock Beneficially               Common Stock
of Beneficial Owner(1)                                    Owned(2)                  Beneficially Owned
----------------------                            --------------------------      -------------------------

Commodore Environmental Services, Inc.......             12,380,000(3)                       87.4%

Bentley J. Blum.............................              4,667,399(4)                       33.0%

Paul E. Hannesson...........................              1,158,647(5)                        8.0%

James M. DeAngelis..........................                290,016(6)                        2.0%

Andrew P. Oddi..............................                137,076(7)                        1.0%

All executive officers and directors
as a group (4 persons)......................              6,253,138                          44.0%
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

(4) Consists of: (a) 50,000 shares of the Company's Common Stock underlying currently exercisable options granted to Mr. Blum by the Company under the Plan; and (b) Mr. Blum's indirect beneficial ownership of the Company's common stock based upon Mr. Blum's beneficial ownership of
         (i) 28,479,737 shares and his spouse's ownership of 2,000,000 shares of common stock of Environmental, representing together 37.3% of the outstanding shares of Environmental common stock. Does not include 450,400 shares of Environmental common stock owned by Simone Blum, the mother of Mr. Blum, and 385,000 shares of Environmental common stock owned by Samuel Blum, the father of Mr. Blum. Mr. Blum disclaims any beneficial interest in the shares of Environmental common stock owned by his spouse, mother and father.

(5) Consists of: (a) 280,000 shares of Common Stock underlying currently exercisable stock options granted to Mr. Hannesson by the Company under the Plan and (b) Mr. Hannesson's indirect beneficial ownership of Common Stock based upon his beneficial ownership of an aggregate of (i) 2,650,000 shares of Environmental common stock owned by Suzanne Hannesson, the spouse of Mr. Hannesson, (ii) 2,650,000 shares of Environmental common stock owned by the Hannesson Family Trust (Suzanne Hannesson and John D. Hannesson, trustees) for the benefit of Mr. Hannesson's spouse, (iii) 500,000 shares of Environmental common stock issued to the Hannesson Family Trust in exchange for the surrender of options to purchase 950,000 shares of Environmental common stock, representing in the aggregate 7.1% of the outstanding shares of Environmental common stock. Does not include 1,000,000 shares of Environmental common stock owned by each of Jon Paul and Krista Hannesson, the adult children of Mr. Hannesson. Mr. Hannesson disclaims any beneficial interest in the shares of Environmental common stock owned by or for the benefit of his spouse and children.

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

(7) Consists of: (a) 93,750 shares of Common Stock underlying currently exercisable stock options granted to Mr. Oddi by the Company under the Plan; and (d) Mr. Oddi's indirect beneficial ownership of Common Stock based upon his beneficial ownership of 250,000 shares of Environmental common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------  -----------------------------------------------

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

         From the Company's inception to December 1996, Environmental financed the research and development activities of the Company through direct equity investments and loans to the Company. In December 1996, as part of a corporate restructuring to consolidate all of its environmental technology businesses within Applied, Environmental transferred to Applied all of the outstanding shares of capital stock of the Company and CFC Technologies. In addition, Environmental assigned to Applied outstanding Company notes aggregating $976,200 at December 2, 1996, representing advances previously made by Environmental to the Company. Such advances have been capitalized by Applied as its capital contribution to the Company. In consideration for such transfers, Applied paid Environmental $3,000,000 in cash and issued to Environmental a warrant expiring December 2, 2003 to purchase 7,500,000 shares of Applied common stock at an exercise price of $15.00 per share. Such warrant was subsequently amended to, among other things, reduce the exercise price thereof from $15.00 per share to $10.00 per share. Such warrant was valued at $2.4 million and contained provisions granting certain registration rights with respect to the warrant shares. As a result of the IPO, Applied owned 87% of the outstanding shares of Common Stock of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

                                     PART IV
                                     -------


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
-------  ----------------------------------------------------------------

The following documents are filed as part of this Annual Report:

Financial Statements.                                                  Page No.
--------------------                                                   -------

  Report of Tanner + Co............................................      F-1

  Balance Sheets as of December 31, 2003...........................      F-2

  Statements of Operations for the years ended
       December 31, 2003 and 2002, and cumulative
       amounts since inception.....................................      F-3

  Statements of Stockholders' (Deficit)
       for the period from November 15, 1995
       (date of inception) to December 31, 2003....................      F-4

  Statements of Cash Flows for the years ended
       December 31, 2003 and 2002, and cumulative
       amounts since inception.....................................      F-8

  Notes to Financial Statements....................................     F-10

         All financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

         For the fiscal year ended December 31, 2003, we have been billed $3,000 for professional services rendered for the audit of our financial statements. We have also been billed $3,630 for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for the year then ended

         The Company was also billed $755 in other fees for the year ended December 31, 2003.

Exhibits.

Exhibit No.                      Description
-----------                      -----------

1.1           Form of  Underwriting  Agreement  between the Company and National
              Securities   Corporation,   as   Representative   of  the  several
              Underwriters listed therein (the "Representative").(4)

3.1           Restated Certificate of Incorporation of the Company.(1)

3.2           By-Laws of the Company.(1)

4.1           Specimen Common Stock Certificate.(2)

4.2 Form of Warrant Agreement among the Company, the Representative and the Bank of New York.(4)

4.3           Specimen Warrant Certificate.(3)

4.4 Form of Representative's Warrant Agreement between the Company and the Representative, including form of Representative's Warrant therein.(4)

4.5           Specimen Convertible Preferred Stock Certificate.(3)

4.6 Form of Certificate of Designation, Preferences and Rights of 10% Senior Convertible Redeemable Preferred Stock of the Company.(5)

4.7 Certificate of Designation, Preferences and Rights of Series B Convertible Redeemable Preferred Stock of the Company. (8)

10.1 Equipment Lease, dated as of November 25, 1997, between the Company and Maryland Environmental Service.(6)

10.2 License Agreement, dated as of November 25, 1997, between the Company and Maryland Environmental Service.(6)

10.3 Equipment Lease, dated as of February 5, 1998, between the Company and Maryland Environmental Service.(6)

10.4 License Agreement, dated as of February 5, 1998 between the Company and Maryland Environmental Service.(6)

10.5 Debt repayment agreement, dated as of September 28, 1998 between Environmental and Applied.(7)

22.1          Subsidiaries of the Company.(1)

31.1*         Commodore  Separation  Technologies,  Inc.  Certification of Chief
              Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*         Commodore  Separation  Technologies,  Inc.  Certification of Chief
              Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Commodore Separation Technologies, Inc. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Commodore Separation Technologies, Inc. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6) Incorporated herein by reference and filed as an Exhibit to the Company's Transition Report on Form 10-K for the six months ended December 31, 1997.

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

Date:  March 29, 2004              COMMODORE SEPARATION TECHNOLOGIES, INC.


                                   By: /s/  Paul E. Hannesson
                                      ------------------------------------------
                                      Paul E. Hannesson, Chairman of the Board
                                      and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Andrew P. Oddi            President, (principal financial     March 29, 2004
-------------------------     and accounting officer)
Andrew P. Oddi

/s/  Paul E. Hannesson        Chairman of the Board and Chief     March 29, 2004
-------------------------     Executive Officer (principal
Paul E. Hannesson             executive officer)


/s/  Bentley J. Blum          Director                            March 29, 2004
-------------------------
Bentley J. Blum

COMMODORE SEPARATION TECHNOLOGIES, INC.
(A Development Stage Company)
Financial Statements
December 31, 2003

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)

                                                                           Index

--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                F-1

Balance Sheet as of December 31, 2003                                       F-2

Statement of Operations for the years ended
  December 31, 2003, and 2002, and
  cumulative amounts since inception                                        F-3

Statement of Stockholders' Deficit
  Period November 15, 1995 (date of inception)
  through December 31, 2003                                                 F-4

Statement of Cash Flows for the years ended
  December 31, 2003, and 2002, and
  cumulative amounts since inception                                        F-8

Notes to Financial Statements                                               F-10

                                                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Commodore Separation Technologies, Inc.

We have audited the balance sheet of Commodore Separation Technologies, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2003, and 2002, and the period from November 15, 1995 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects, the financial position of Commodore Separation Technologies, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003, and 2002, and the period from November 15, 1995 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Tanner + Co.
Salt Lake City, Utah
February 7, 2004

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                                   Balance Sheet

                                                               December 31, 2003
                                (In thousands, except shares and per share data)
--------------------------------------------------------------------------------


         Assets
         ------

Current assets:
     Cash and cash equivalents                                     $          1
                                                                   -------------

          Total current assets                                     $          1
                                                                   -------------

--------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficit
         -------------------------------------

Current liabilities:
     Accounts payable                                              $        280
     Accrued expenses                                                       134
     Advance deposits                                                        53
     Due to related parties                                               1,280
     Accrued dividends                                                    3,149
                                                                   -------------

          Total current liabilities                                       4,896

Commitments and contingencies

Stockholders' deficit:
     Preferred stock, Series A, $.001 par value, 10%
       cumulative, 5,000,000 shares authorized, 518,600
       shares issued and outstanding                                          1
     Preferred stock, Series B, $.001 par value, 6%
       cumulative, 4,000 shares authorized, 3,570 shares
       issued and outstanding                                                 -
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 11,732,640 shares issued and outstanding                  12
     Additional paid-in capital                                           8,570
     Deficit accumulated during development stage                  $    (13,478)
                                                                   -------------

          Total stockholders' deficit                                    (4,895)
                                                                   -------------

          Total liabilities and stockholders' deficit              $          1
                                                                   -------------

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-2

                                                                    COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                              (A Development Stage Company)
                                                                                    Statement of Operations

                                                                      (In thousands, except per share data)
-----------------------------------------------------------------------------------------------------------

                                                                                             Cumulative
                                                                                            Amounts from
                                                                                            November 15,
                                                                                            1995 (Date of
                                                               Years Ended December 31,     Inception) to
                                                            ------------------------------- December 31,
                                                                 2003           2002            2003
                                                            -----------------------------------------------

 Contract revenues                                          $            -   $           -   $         403

 Costs and expenses:
      Cost of sales                                                      -               -             648
      Research and development                                           -               -           3,603
      General and administrative                                        30              29           4,541
      Impairment of inventory                                            -               -             519
      Impairment of property and equipment                               -               -             513
      Impairment of intangible assets                                    -               -             175
      Depreciation and amortization                                      -               -           1,402
      Corporate overhead expenses                                        -               -           2,145
      Sales and marketing                                                -               -             728
      Licensing fee                                                      -               -              50
                                                            -----------------------------------------------

          Total costs and expenses                                      30              29          14,324
                                                            -----------------------------------------------

          Loss from operations                                         (30)            (29)        (13,921)

 Other income                                                            -               -              27
 Interest income                                                         -               -             430
 Interest expense                                                        -               -             (14)
                                                            -----------------------------------------------

          Loss before  income taxes                                    (30)            (29)        (13,478)

 Income taxes                                                            -               -               -
                                                            -----------------------------------------------

 Net loss                                                   $          (30)  $         (29)  $     (13,478)
                                                            -----------------------------------------------

 Dividends on Series A and B Preferred Stock                          (540)           (540)
                                                            -------------------------------

 Net loss applicable to common shareholders                 $         (570)  $        (569)
                                                            -------------------------------

 Net loss per share -
   basic and diluted                                        $         (.05)  $        (.05)
                                                            -------------------------------

 Weighted average number of shares outstanding
   (in thousands)                                                   11,733          11,733
                                                            -------------------------------

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                         F-3

                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                       (A Development Stage Company)
                                                                                                  Statement of Stockholders' Deficit

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------


                      Preferred Stock     Preferred Stock                                                                Total
                         Series A            Series B         Common Stock                  Additional                   Stock
                    ---------------------------------------------------------  Subscription  Paid-in    Accumulated      holders'
                      Shares   Amount   Shares   Amount     Shares    Amount   Receivable    Capital      Deficit        Deficit
                    ----------------------------------------------------------------------------------------------------------------
Common stock issued
for cash on November
15, 1995 (inception)
at $1 per share             -  $    -        -  $     -          100  $   -    $         -   $       -   $        -    $         -

Stock split of
150,000 shares for
one share on
September 5, 1996           -       -        -        -   14,999,900     15            (15)          -            -              -

Reverse stock split
of 1.50 shares for
one share on
November 26, 1996           -       -        -        -   (5,000,000)    (5)             -           5            -              -

Net loss for the
period from November
15, 1995 through
June 30, 1996               -       -        -        -            -      -              -           -          (61)           (61)
                      --------------------------------------------------------------------------------------------------------------

Balance, June 30,
1996                        -       -        -        -   10,000,000     10            (15)          5          (61)           (61)

Collection of
subscription
receivable                  -       -        -        -            -      -             15           -            -             15

Conversion of notes
payable to capital          -       -        -        -            -      -              -         976            -            976

Proceeds from sale
of common stock and
warrants                    -       -        -        -    1,500,000      1              -       6,108            -          6,109

Proceeds from sale
of preferred stock,
Series A, and
warrants              600,000       1        -        -            -      -              -       4,977            -          4,978

Dividend on
preferred stock,
Series A                    -       -        -        -            -      -              -        (138)           -           (138)

Net loss for the
year ended June 30,
1997                        -       -        -        -            -      -              -           -       (3,171)        (3,171)
                      --------------------------------------------------------------------------------------------------------------
Balance, June 30,
1997                  600,000       1        -        -   11,500,000     11              -      11,928       (3,232)         8,708


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



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                       (A Development Stage Company)
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------


                      Preferred Stock     Preferred Stock                                                                Total
                         Series A            Series B         Common Stock                  Additional                   Stock
                    ---------------------------------------------------------  Subscription  Paid-in    Accumulated      holders'
                      Shares   Amount   Shares   Amount     Shares    Amount   Receivable    Capital      Deficit        Deficit
                    ----------------------------------------------------------------------------------------------------------------
Issuance of common
stock                       -       -        -        -        3,650      -              -          10            -             10

Dividend on
preferred stock,
Series A                    -       -        -        -            -      -              -        (300)           -           (300)

Net loss for the
six months ended
December 31, 1997           -       -        -        -            -      -              -           -       (2,766)        (2,766)
                      --------------------------------------------------------------------------------------------------------------

Balance, December
31, 1997              600,000       1        -        -   11,503,650     11              -      11,638       (5,998)         5,652

Issuance of common
stock                       -       -        -        -       11,925      -              -          25            -             25

Issuance of
preferred stock,
Series B                    -       -    3,570        -            -      -              -         143            -            143

Gain on troubled
debt restructuring          -       -        -        -            -      -              -         214            -            214

Dividends on
preferred stock,
Series A                    -       -        -        -            -      -              -        (600)           -           (600)

Net loss for the
year ended
December 31, 1998           -       -        -        -            -      -              -           -       (3,629)        (3,629)
                      --------------------------------------------------------------------------------------------------------------

Balance, December
31, 1998              600,000       1      3,570      -   11,515,575     11              -      11,420      (9,627)          1,805

Dividends on
preferred stock,
Series A                    -       -          -      -            -      -              -        (600)            -          (600)

Dividends on
preferred stock,
Series B                    -       -          -      -            -      -              -         (16)            -           (16)

Net loss for the
year ended
December 31, 1999           -       -          -      -            -      -              -           -      (1,746)         (1,786)
                      --------------------------------------------------------------------------------------------------------------

Balance, December
31, 1999              600,000       1      3,570      -   11,515,575     11              -      10,804     (11,413)           (597)


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



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                       (A Development Stage Company)
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------


                      Preferred Stock     Preferred Stock                                                                Total
                         Series A            Series B         Common Stock                  Additional                   Stock
                    ---------------------------------------------------------  Subscription  Paid-in    Accumulated      holders'
                      Shares   Amount   Shares   Amount     Shares    Amount   Receivable    Capital      Deficit        Deficit
                    ----------------------------------------------------------------------------------------------------------------
Dividends on
preferred stock,
Series A                    -       -        -        -            -      -              -        (578)           -           (578)

Dividends on
preferred stock,
Series B                    -       -        -        -            -      -              -         (21)           -            (21)

Conversion of
Series A
Preferred stock to
common                (30,500)      -        -        -       81,333      -              -           -            -              -

Net loss for the
year ended
December 31, 2000           -       -        -        -            -      -              -           -       (1,915)        (1,915)
                      --------------------------------------------------------------------------------------------------------------

Balance, December
31, 2000              569,500       1    3,570        -   11,596,908     11              -      10,205      (13,328)        (3,111)

Dividends on
preferred stock,
Series A                    -       -        -        -            -      -              -        (533)           -           (533)

Dividends on
preferred stock,
Series B                    -       -        -        -            -      -              -         (21)           -            (21)

Conversion of
Series A
Preferred stock to
common                (50,900)      -        -        -      135,732      1              -          (1)           -              -

Net loss for the
year ended
December 31, 2001           -       -        -        -            -      -              -           -          (91)           (91)
                      --------------------------------------------------------------------------------------------------------------

Balance, December
31, 2001              518,600       1    3,570        -   11,732,640     12              -       9,650      (13,419)        (3,756)


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



                                                                                             COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                                                       (A Development Stage Company)
                                                                                                  Statement of Stockholders' Deficit
                                                                                                                           Continued

                                                                                               (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------


                      Preferred Stock     Preferred Stock                                                                Total
                         Series A            Series B         Common Stock                  Additional                   Stock
                    ---------------------------------------------------------  Subscription  Paid-in    Accumulated      holders'
                      Shares   Amount   Shares   Amount     Shares    Amount   Receivable    Capital      Deficit        Deficit
                    ----------------------------------------------------------------------------------------------------------------
Dividends on
preferred stock,
Series A                    -       -        -        -            -      -              -        (519)           -           (519)

Dividends on
preferred stock,
Series B                    -       -        -        -            -      -              -         (21)           -            (21)

Net loss for the
year ended December
31, 2002                    -       -        -        -            -      -              -           -          (29)           (29)
                      --------------------------------------------------------------------------------------------------------------

Balance, December
31, 2002              518,600       1    3,570        -   11,732,640     12              -       9,110      (13,448)        (4,325)

Dividends on
preferred stock
 - Series A                 -       -        -        -            -      -              -        (519)           -           (519)

Dividends on
preferred stock
 - Series B                 -       -        -        -            -      -              -         (21)           -            (21)

Net loss for the
year ended December
31, 2003                    -       -        -        -            -      -              -           -          (30)           (30)
                      --------------------------------------------------------------------------------------------------------------

Balance, December
31, 2003              518,600  $    1    3,570  $     -   11,732,640  $  12    $         -   $   8,570   $  (13,478)   $    (4,895)
                      --------------------------------------------------------------------------------------------------------------

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



                                                                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                               (A Development Stage Company)
                                                                                     Statement of Cash Flows

                                                                       (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------

                                                                                                Cumulative
                                                                                               Amounts from
                                                                                               November 15,
                                                                                               1995 (Date of
                                                                  Years Ended December 31,     Inception) to
                                                               ----------------------------    December 31,
                                                                   2003           2002             2003
                                                               ---------------------------------------------

Cash flows from operating activities:
     Net loss                                                  $        (30)  $      (29)  $       (13,478)
     Adjustments to reconcile net loss to cash
       used in operating activities:
         Inventory impairment                                             -            -               519
         Impairment of intangibles                                        -            -               175
         Property and equipment impairment                                -            -               513
         Depreciation and amortization                                    -            -             1,402
         Issuance of Common Stock for services                            -            -                35
         Gain on troubled debt restructuring                              -            -               214
         (Increase) decrease in:
              Accounts receivable                                         -            -                 -
              Inventory, net                                              -            -              (519)
         Increase (decrease) in:
              Accounts payable                                            -          (16)              280
              Accrued expenses                                            -            -               134
              Deposits                                                    -            -                53
                                                               -------------------------------------------

                  Net cash used in
                  operating activities                                 (30)         (45)           (10,672)
                                                               -------------------------------------------

Cash flows from investing activities:
     Acquisition of intangible assets                                     -            -              (213)
     Purchase of property and equipment                                   -            -              (403)
     Acquisition of leasehold improvements                                -            -              (210)
     Construction of technical equipment                                  -            -            (1,491)
     Liquidation of certificate of deposit                                -            -                 -
                                                               -------------------------------------------

                  Net cash used in
                  investing activities                                    -            -            (2,317)
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



                                                                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                                               (A Development Stage Company)
                                                                                     Statement of Cash Flows
                                                                                                   Continued

                                                                       (In thousands, except per share data)
------------------------------------------------------------------------------------------------------------

                                                                                                Cumulative
                                                                                               Amounts from
                                                                                               November 15,
                                                                                               1995 (Date of
                                                                  Years Ended December 31,     Inception) to
                                                               ----------------------------    December 31,
                                                                   2003           2002             2003
                                                               ---------------------------------------------

Cash flows from financing activities:
     Proceeds from sale of common stock and
        warrants                                                          -            -             6,109
     Proceeds from sale of preferred stock and
        warrants                                                          -            -             4,978
     Preferred stock dividend                                             -            -              (738)
     Borrowings from stockholder                                         30           35             2,626
     Collection of subscription receivable                                -            -                15
                                                               ---------------------------------------------

                  Net cash provided by
                  financing activities                                   30           35            12,990
                                                               ---------------------------------------------

(Decrease) increase in cash and cash
  equivalents                                                             -          (10)                1

Cash and cash equivalents, beginning of
  period                                                                  1           11                 -
                                                               ---------------------------------------------

Cash and cash equivalents, end of period                       $          1   $        1 $               1
                                                               ---------------------------------------------

Supplemental disclosure of cash flow information

   Cash paid during the period for:

                  Interest paid                                $          -   $        -   $            14
                                                               ---------------------------------------------

                  Income taxes paid                            $          -   $        -   $             -
                                                               ---------------------------------------------


Non cash investing and financing activities:

         The Company accrued dividends on preferred stock of $540 and $540, which were not declared, or paid, for the years ending December 31, 2003 and 2002, respectively.


--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-9

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

                        The Company is a process technology company which has developed and intends to commercialize its separation technology and recovery system, known as SLiM(TM). The Company believes SLiM(TM) is capable of effectively separating and extracting various solubilized materials, including metals, organic chemicals, biochemicals, radionuclides and other targeted substances, from liquid and possibly gaseous process streams. The Company has not received significant revenue from the planned principal operations. During the years ended December 31, 2003 and 2002, the Company's activities consisted solely of maintaining its SEC reporting obligations and exploring potential funding sources. As such, the
                        Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7.

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

--------------------------------------------------------------------------------
                                                                            F-10

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

                        Advance Deposits
                        The Company collected a $263 deposit related to a contract with the Port of Baltimore. The contract was subsequently terminated. During 2001, the Company reimbursed $210 to the Port of Baltimore, leaving a balance of $53 as of December 31, 2003.

                        Contract Revenues
                        In November 1997, the Company entered into a contract with the State of Maryland for the treatment of chromium-contaminated leachate at the Hawkins Point Hazardous Waste Treatment Facility at the Port of Baltimore. During 1999, the Company commenced work on this contract and accordingly, has recorded revenue related to the contract. Costs incurred in preparation for the commencement of the contract are recorded as expenses as incurred. As of December 31, 2000, the contract was terminated. The Company has not generated revenue since the year 2000.

                        Research and Development Expenditures
                        Research and development expenditures are charged to operations as incurred.

--------------------------------------------------------------------------------
                                                                            F-11

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


1.   Organization       Income Taxes
     and                Income taxes are determined in accordance with Statement
     Significant        of Financial  Accounting  Standards  ("SFAS") 109, which
     Accounting         requires  recognition of deferred income tax liabilities
     Policies           and assets for the expected  future tax  consequences of
     Continued          events  that  have  been   included  in  the   financial
                        statements or tax returns.Under this method, deferred income tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 also provides for the recognition of deferred tax assets if it is more likely than not that the assets will be realized in future years.

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

                        Stock-Based Compensation
                        At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price that equaled or exceeded the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the company had applied the fair value recognition provision of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


--------------------------------------------------------------------------------
                                                                            F-12

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


1.   Organization
     and
     Significant
     Accounting
     Policies
     Continued                                                 Cumulative
                                                              Amount since
                                  Years Ended December 31,     Inception
                                       2003          2002
                                 -------------------------------------------

 Net loss, as reported           $         (30) $       (29) $     (13,478)
 Deduct:
    Total stock- based employee
    compensation expense
    determined under fair value
    based method for all awards,
    net of related tax effects               -            -         (5,490)
                                 -------------------------------------------

 Pro forma net loss              $         (30) $       (29) $     (18,968)
                                 -------------------------------------------

 Earnings per share:
    Basic and diluted  -  as     $        (.05) $      (.05)
    reported
                                ----------------------------

    Basic and diluted  -  pro    $        (.05) $      (.05)
    forma
                                 ----------------------------

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

--------------------------------------------------------------------------------
                                                                            F-13

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------



2.   Going              The accompanying financial statements have been prepared
     Concern            under the assumption that the Company will continue as a
                        going  concern.   Such   assumption   contemplates   the
                        realization   of   assets   and  the   satisfaction   of
                        liabilities  in the normal course of business.  As shown
                        in the financial  statements,  the Company has a working
                        capital  deficit,  a deficit  in  equity,  has  incurred
                        substantial losses from operations and has not generated
                        cash from operating activities. The Company has not ever
                        had significant  revenue from operations and has not had
                        any  operating  activities  during  the past two  fiscal
                        years.  Presently,  the Company does not have sufficient
                        cash resources to meet its  requirements  in 2004 or the
                        necessary   working   capital  to   develop   profitable
                        operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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



--------------------------------------------------------------------------------
                                                                            F-14

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------



3.   Earnings Per       Basic  earnings  per share are  computed by dividing net
     Share              loss  available to common  shareholders  by the weighted
                        average number of shares  outstanding during the period.
                        Diluted loss per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

                                                 Years Ended December 31,
                                                ----------------------------
                                                     2003          2002
                                                ----------------------------

 Net loss                                       $          (30) $       (29)
 Dividends on Series A Preferred  Stock
   (not declared)                                         (519)        (519)
 Dividends on  Series B Preferred Stock
   (not declared)                                          (21)         (21)
                                                ----------------------------

 Net loss applicable to common shareholders     $         (570) $      (569)
                                                ----------------------------
 Weighted average common shares
   outstanding (basic)                              11,733,000   11,733,000
 Convertible preferred stock                          (*)           (*)
 Warrants issued in initial public offering           (*)           (*)
 Employee stock options                               (*)           (*)
                                                ----------------------------

 Weighted average common shares
   outstanding (diluted)                            11,733,000   11,733,000
                                                ----------------------------

 Loss per share - basic and diluted             $         (.05) $      (.05)
                                                ----------------------------

                        (*) Due to the Company's loss from continuing operations 823,750 shares of common stock issuable upon the exercise of outstanding stock options, and 3,765,711 shares of common stock issuable upon the conversion of Series A and B Convertible Preferred Stock are anti-dilutive and accordingly not considered in the calculation.

4.   Related Party      The Company has a payable of $179 to  Commodore  Applied
     Transactions       Technologies,  Inc.  (Applied) as of December 31,  2003.
                        The   Company   also   has  a   payable   to   Commodore
                        Environmental Services, Inc. (Environmental) for $1,101,
                        for   uncollateralized    advances   to   the   Company.
                        Environmental has direct ownership interests in the Company. Applied is a former majority stockholder in the Company.


--------------------------------------------------------------------------------
                                                                            F-15

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


5.   Income Taxes       The  Company  provides  for  deferred  income  taxes  on
                        temporary  differences  which  represent  tax effects of
                        transactions   reported  for  tax  purposes  in  periods
                        different than for book purposes. The difference between
                        the income tax benefit at  statutory  rates for 2003 and
                        2002  and  the  amount   presented   in  the   financial
                        statements is due to the change in the tax valuation allowance which offsets the income tax benefit of the operating loss.

                        The provision for income taxes differs from federal income tax rates is as follows:

                                                              Cumulative
                                                                Amounts
                                  Years Ended December 31,       Since
                                      2003          2002       Inception
                                 ------------------------------------------

 Expected tax benefit at
   federal statutory rate        $    (10)    $    (10)  $     (4,192)
 State income tax benefits,
   net of federal income
   tax benefit                         (2)          (2)          (740)
 Change in valuation allowance         12           12          4,932
                                 ------------------------------------------

 Income taxes                    $     -      $      -  $           -
                                 ------------------------------------------

                        The components of net deferred income taxes as of December 31, 2003 are as follows:

 Net operating loss carryforward                          $          4,932
 Less: valuation allowance                                          (4,932)
                                                          -----------------

 Net deferred tax asset                                   $              -
                                                          -----------------

                        The Company conducts a periodic examination of its valuation allowance. Factors considered in the evaluation include recent and expected future earnings and the Company's liquidity and equity positions. For the years ended December 31, 2003 and 2002, the Company has established a valuation allowance for the entire amount of net deferred tax assets.


--------------------------------------------------------------------------------
                                                                            F-16

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


5.   Income Taxes       At  December  31,   2003,   the  Company  had  tax  loss
     Continued          carryforwards  of approximately  $12,300.  The amount of
                        and  ultimate   realization  of  benefit  from  the  net
                        operating loss for income tax purposes is dependent, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. The change in control of the Company that took place in September 1998 could limit the Company's ability to utilize all prior tax loss carryforwards. These net operating loss carryforwards begin to expire in 2011.

6.   Royalty            The Company has an  agreement  with a former  officer of
     Agreements         the Company  pursuant to which the former  officer is to
                        receive a royalty of 2% of collected  revenues  from the
                        Company's  membrane   separation   technology   directly
                        attributable to his patentable property through December
                        3,  2002,   except  for  applications   related  to  the
                        radionuclides  technetium  and  rhenium,  for  which the
                        former  officer is entitled to receive a royalty of .66%
                        of net sales  directly  attributable  to his  patentable
                        property  (less   allowances  for  returns,   discounts,
                        commissions, freight and excise or other taxes). No royalties have been earned or accrued as of December 31, 2003.

                        The Company also has a license agreement with Lockheed Martin Energy Research Corporation, manager of the Oak Ridge National Laboratory, a U.S. Department of Energy national laboratory, for which the Company paid Lockheed Martin a $50 licensing fee during the year ended June 30, 1997. Under this agreement, Lockheed Martin is to receive a royalty of 2% of net sales of the Company's products or processes covered under the agreement (less allowances for returns, discounts, commissions, freight, and excise or other taxes) up to total net sales of $4,000 and 1% of net sales thereafter. In addition, the Company has agreed to guarantee Lockheed Martin, commencing in the third year of the agreement, an annual minimum royalty of $15. As of December 31, 2003, $30 of royalties have been accrued under the terms of the agreement.

--------------------------------------------------------------------------------
                                                                            F-17

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

                        The Convertible Preferred Stock, Series A, is convertible into Common Stock at any time prior to redemption at a conversion rate of 1.67 shares of Common Stock for each share of Convertible Preferred Stock (an effective conversion price of $6.00 per share of Common Stock), subject to adjustment under certain circumstances, including the failure of the Company to pay a dividend on the Convertible Preferred Stock, Series A, within 30 days of a dividend payment date, which will result each instance in a reduction of $.50 per share in the conversion price but not below $3.75 per share. Since June of 1998 the Company has not paid dividends, and therefore has adjusted the effective conversion price from $6.00 to $3.75 per share. Accumulated and unpaid dividends at December 31, 2003 amounted to $3,049, an amount equal to $5.88 per share. Dividends will not be declared until there are sufficient accumulated earnings.

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

                        The Convertible Preferred Stock, Series B, has a par value of $.001 per share and a stated value of $100 per share. Cumulative dividends are payable at the rate of $6 per share per annum, payable quarterly in arrears, commencing June 30, 1999, when, and if declared by the Board of Directors, before any dividends are declared or paid on the Common Stock or any capital stock ranking junior to the Convertible Preferred Stock, Series B. The Company has not paid any dividends on these shares. Accumulated and unpaid dividends at December 31, 2003 amounted to approximately $100, an amount equal to $28.01 per share.


--------------------------------------------------------------------------------
                                                                            F-19

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

                        Warrants
                        Each Warrant entitled the holder thereof to purchase, at any time from April 3, 1998 through April 3, 2002, one share of Common Stock at a price of $5.50 per share, subject to adjustment. Commencing October 3, 1998, the Warrants were subject to redemption by the Company, in whole but not in part, at $.10 per Warrant on 30 days prior written notice provided that the average closing sale price of the Common Stock equals or exceeds $15 per share, subject to adjustment, for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption. As of December 31, 2003 all warrants had expired without any being exercised or redeemed.

--------------------------------------------------------------------------------
                                                                            F-20

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


7.   Capital            Representative's Warrants
     Structure          In  connection  with the Initial  Public  Offering,  the
     Continued          Company sold to the  Underwriter for $.0001 per warrant,
                        warrants  to  purchase  from the  Company  up to  60,000
                        shares of Convertible Preferred Stock, 150,000 shares of
                        Common    Stock    and/or    210,000    Warrants    (the
                        "Representative's   Warrants").   The   Representative's
                        Warrants were exercisable at a price of $12 per share of Convertible Preferred Stock, $6 per share of Common
                        Stock and $.12 per  Warrant  from April 3, 1998  through
                        April 3, 2002, and were restricted from sale, transfer, assignment or hypothecation prior to that date, except to officers of the Underwriter. The Representative's
                        Warrants provided for adjustment in the number of securities issuable upon the exercise thereof as a result of certain subdivisions and combinations of the Common Stock. The Representative's Warrants granted to the holders thereof certain rights of registration for the securities issuable upon exercise thereof. As of December 31, 2003 all Representative's Warrants had expired without any being exercised.

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

--------------------------------------------------------------------------------
                                                                            F-21

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


8.   Non-Qualified      Information  regarding  the option  plan  is  summarized
     Stock Option       below:
     Plan
     Continued                                                       Weighted
                                                                      Average
                                                       Number of     Exercise
                                                        Options       Price
                                                     --------------------------

 Outstanding at year ended June 30, 1997                   996,689  $     4.42
      Granted                                            1,042,252        4.31
      Exercised                                                  -
      Forfeited                                                  -
      Rescinded                                           (996,689)       4.42
                                                     --------------------------
  Outstanding at six months ended December 31, 1997      1,042,252        4.31
      Granted                                            1,461,950        0.19
      Exercised                                                  -
      Forfeited                                                  -
      Rescinded                                         (1,092,252)       4.14
                                                     --------------------------
 Outstanding at year ended December 31, 1998             1,411,950        0.19
      Granted                                                    -
      Exercised                                                  -
      Forfeited                                            (80,900)       0.10
      Rescinded                                                  -
                                                     --------------------------
  Outstanding at year ended December 31, 1999            1,331,050        0.19
      Granted                                                    -
      Exercised                                                  -
      Forfeited                                           (507,300)       0.09
      Rescinded                                                  -
                                                     --------------------------
 Outstanding at year ended December 31, 2000               823,750        0.24
      Granted                                                    -
      Exercised                                                  -
      Forfeited                                                  -
      Rescinded                                                  -
                                                     --------------------------
 Outstanding at year ended December 31, 2001               823,750        0.24
      Granted                                                    -
      Exercised                                                  -
      Forfeited                                                  -
      Rescinded                                                  -
                                                      --------------------------

 Outstanding at year ended December 31, 2002               823,750  $     0.24
      Granted                                                    -
      Exercised                                                  -
      Forfeited                                                  -
      Rescinded                                                  -
                                                     --------------------------

 Outstanding at year ended December 31, 2003               823,750  $     0.24
                                                     --------------------------

--------------------------------------------------------------------------------
                                                                            F-22

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


8.   Non-Qualified      Options exercisable and available for future grant as of
     Stock Option       December 31, 2003 are as follows:
     Plan
     Continued          Options exercisable                            823,750

                        Options available for grant                  1,176,250

9.   Stock Based        The Company has adopted the  disclosure-only  provisions
     Compensation       of Statement of Financial  Accounting  Standards  (SFAS)
                        No.  123,   Accounting  for  Stock-Based   Compensation.
                        Accordingly, no compensation cost has been recognized in
                        the  financial  statements.   SFAS  123  requires  stock
                        options to be valued using an approach such as the Black-Scholes option pricing model. The Black-Scholes model calculates the fair value of the grant based upon certain assumptions about the underlying stock. No options were granted in 2003 or 2002, and therefore there is no pro forma effect on net earnings per share for the years ended December 31, 2003 and 2002.

                        The following table summarizes information about stock options outstanding at December 31, 2003:

                Options Outstanding                   Options Exercisable
 ----------------------------------------------------------------------------
                               Weighted
                              Average    Weighted                 Weighted
   Range of      Number      Remaining   Average                  Average
   Exercise    Outstanding  Contractual  Exercise      Number     Exercise
    Prices     at 12/31/03  Life (Years)   Price     Exercisable    Price
 ----------------------------------------------------------------------------

 $     5.00        25,000         4.96    $    5.00        25,000 $     5.00
 $      .09       798,750         4.96    $     .09       798,750 $      .09
 ----------------------------------------------------------------------------

 $ .09-5.00       823,750         4.96    $     .24       823,750 $      .24
 ----------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                                                            F-23

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


10.  Commitments        Claim
     and                The Company has a matter of possible  litigation arising
     Contingencies      out of the Port of Baltimore  contract.  It is not known
                        what amount if any that the Company may be required to pay. The December 31, 2003 financial statements reflect
                        $53 as a liability related to the contract. It is not known if any additional amounts will be incurred.

11.  Recent             In November  2002, the EITF reached a consensus on Issue
     Accounting         No.   00-21,    Revenue   Arrangements   with   Multiple
     Pronounce-         Deliverables.  EITF Issue No. 00-21 provides guidance on
     ments              how to account for certain arrangements that involve the
                        delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF
                        Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on operating results or financial condition of the Company.

                        In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, Accounting for Derivatives and Hedging Activities. SFAS 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the operating results or financial condition of the Company.


--------------------------------------------------------------------------------
                                                                            F-24

                                         COMMODORE SEPARATION TECHNOLOGIES, INC.
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

                                           (In thousands, except per share data)
--------------------------------------------------------------------------------


11.  Recent             In May 2003,  the FASB issued SFAS 150,  Accounting  for
     Accounting         Certain Financial  Instruments with  Characteristics  of
     Pronounce-         Both  Liabilities  and Equity.  SFAS 150  clarifies  the
     ments              accounting  for  certain   financial   instruments  with
     Continued          characteristics  of  both  liabilities  and  equity  and
                        requires  that  those   instruments   be  classified  as
                        liabilities   in  statements   of  financial   position.
                        Previously,  many of those  financial  instruments  were
                        classified   as  equity.   SFAS  150  is  effective  for
                        financial instruments entered into or modified after May
                        31, 2003 and  otherwise is effective at the beginning of
                        the first interim period  beginning after June 15, 2003.
                        On  November  7,  2003,  FASB Staff  Position  150-3 was
                        issued,  which indefinitely  deferred the effective date
                        of   SFAS   150   for   certain   mandatory   redeemable
                        non-controlling  interests. As the Company does not have
                        any of these financial instruments, the adoption of SFAS
                        150  did  not  have   any   impact   on  the   Company's
                        consolidated financial statements.

                        In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R") (revised December 2003), Consolidation of
                        Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (VIE). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.


--------------------------------------------------------------------------------
                                                                            F-25