Form 10QSB
period 2004-03-31
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2004-05-14
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                           11-3299195
         --------                                           ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                 Number)

         150 East 58th Street, Suite 3238                     10155
         --------------------------------                     -----
               New York, New York                           (Zip Code)
               ------------------
      (Address of Principal Executive Offices)


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

     Number of shares of common stock outstanding at May 11, 2004 (latest practicable date):

                       Issued and Outstanding: 11,732,640
                                               ----------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  Financial Statements

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                        UNAUDITED CONDENSED BALANCE SHEET

                  (Dollars in Thousands, Except Per Share Data)

                                                                      March 31,
                                                                        2004
                                                                     -----------
ASSETS

Cash and cash equivalents                                            $        1
                                                                     -----------

          TOTAL ASSETS                                               $        1
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                   $      282
  Accrued expenses                                                          134
  Deposits                                                                   53
  Due to related parties                                                  1,280
  Accrued dividends                                                       3,284
                                                                     -----------

          TOTAL CURRENT LIABILITIES                                       5,033

Commitments and contingencies

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par value, 10%
    cumulative, 5,000,000 shares authorized,
    518,600 issued and outstanding                                            1
  Preferred stock, Series B, $.001 par value,
    6% cumulative, 4,000 shares authorized,
    3,570 shares issued and outstanding                                       -
  Common stock, par value $.001 per share,
    50,000,000 shares authorized, 11,732,640
    shares issued and outstanding                                            12
  Additional paid in capital                                              8,435
  Deficit accumulated during development
    stage                                                               (13,480)
                                                                     -----------

          TOTAL STOCKHOLDERS' DEFICIT                                    (5,032)
                                                                     -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                                      $        1
                                                                     ===========


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                  (Dollars in Thousands, Except Per Share Data)

                                                                    Cumulative
                                                                   Amounts From
                                                                   Nov. 15, 1995
                                            Three months ended        (Date of
                                                 March 31,        Inception) to
                                             2004      2003       March 31, 2004
                                           --------   -------     --------------

CONTRACT REVENUES                          $      -   $     -      $        403

COSTS AND EXPENSES
  Cost of sales                                   -         -               648
  Research and development                        -         -             3,603
  General and administrative                      2         9             4,543
  Impairment of inventory                         -         -               519
  Impairment of property and equipment            -         -               513
  Impairment of intangible assets                 -         -               175
  Depreciation and amortization                   -         -             1,402
  Corporate overhead expenses                     -         -             2,145
  Sales and marketing                             -         -               728
  Licensing fees                                  -         -                50
                                           --------   -------      -------------

          Total costs and expenses                2         9            14,326
                                           --------   -------      -------------
                                                 (2)       (9)          (13,923)

Other income                                      -         -                27
Interest income                                   -         -               430
Interest expense                                  -         -               (14)
                                           --------   -------      -------------

NET LOSS BEFORE INCOME TAXES                     (2)       (9)          (13,480)

INCOME TAXES                                      -         -                 -
                                           --------   -------      -------------

NET LOSS                                   $     (2)  $    (9)     $    (13,480)
                                           ========   =======      =============

Dividends on Series A and B
  Preferred Stock                              (135)     (135)
                                           --------   -------

Net loss applicable to common
  shareholders                             $   (137)  $  (144)
                                           ========   =======

NET LOSS PER SHARE - basic and
  diluted  (Based on weighted
  average shares of 11,733,000)*           $      -   $     -


     * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                  (Dollars in Thousands, Except Per Share Data)

                                                                    Cumulative
                                                                   Amounts From
                                                                   Nov. 15, 1995
                                            Three months ended        (Date of
                                                 March 31,        Inception) to
                                             2004      2003       March 31, 2004
                                           --------   -------     --------------

OPERATING ACTIVITIES
  Net (loss)                               $     (2)  $    (9)     $    (13,480)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Inventory impairment                          -         -               519
    Impairment of intangibles                     -         -               175
    Property and equipment impairment             -         -               513
    Depreciation and amortization                 -         -             1,402
    Issuance of Common Stock for services         -         -                35
    Gain on troubled debt restructuring           -         -               214
     Changes in assets and liabilities:
        Inventory, net                            -         -              (519)
        Accounts payable                          2         -               282
        Accrued liabilities                       -         -               134
        Deposits                                  -         -                53
                                           --------   -------      -------------
          NET CASH USED IN
          OPERATING ACTIVITIES                    -        (9)          (10,672)

INVESTING ACTIVITIES
  Acquisition of intangible assets                -         -              (213)
  Purchase of property and equipment              -         -              (403)
  Acquisition of leasehold improvements           -         -              (210)
  Construction of technical equipment             -         -            (1,491)
                                           --------   -------      -------------
          NET CASH USED IN
          INVESTING ACTIVITIES                    -         -            (2,317)

FINANCING ACTIVITIES
  Borrowings from stockholder                     -        10             2,626
  Proceeds from sale of common stock
     and warrants                                 -         -             6,109
  Proceeds from sale of preferred stock
           and warrants                           -         -             4,978
  Preferred stock dividends                       -         -              (738)
  Collection of subscription receivable           -         -                15
                                           --------   -------      -------------
          NET CASH PROVIDED BY FINANCING
          ACTIVITIES                              -        10            12,990

INCREASE IN CASH                                  -         1                 1
  Cash at beginning of period                     1         1                 -
                                           --------   -------      -------------
CASH AT END OF PERIOD                      $      1   $     2      $          1
                                           ========   =======      =============

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 2004

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB annual report dated December 31, 2003.

Note B - Contingencies

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

     Options and warrants to purchase 823,750 shares of common stock as of March 31, 2004 and March 31, 2003 were not included in the computation of Diluted EPS. The inclusion of the options would have been anti-dilutive, thereby decreasing net loss per common share.

Note E - Stock-Based Compensation

     The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in the net income (loss), as all options vested had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No options were issued or vested during the quarters ended March 31, 2004 or March 31, 2003, therefore, there would be no effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Note F - Supplemental Disclosure of Cash Flow Information

     During the three months ended March 31, 2004 and March 31, 2003, the Company accrued $135,000 and $135,000 of preferred stock dividends, which increased accrued dividends and decreased additional paid in capital.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Plan of
         -----------------------------------------------------------------------
         Operation
         ---------

General
-------

     The Company, organized in November 1995, had since its inception developed a strategic operating plan, hired personnel to implement its operating plan, engineered and built commercial scale supported liquid membrane processing units, conducted on-site demonstrations for potential customers and commenced operations at its first installations.

     During the period from November 15, 1995 (date of inception) to March 31, 2004, the Company has incurred a net loss of $13,480,000 and anticipates that it may continue to incur losses for the foreseeable future. The Company currently has no ongoing operations since December 31, 2001.

     The Company had developed a limited operating history with the commencement of its first commercial contracts. In April 2000, the Company was notified by Maryland Environmental Services ("MES") requesting the removal of the SLiM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that the Company had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate which resulted in the total chromium concentrations to exceed contract specified amounts. The Company had made several attempts to remove the trace amounts of Chromium III, including the use of alternate technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company has withdrawn its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico. All equipment was disposed of in 2003.

Plan of Operation
-----------------

     Without any operating business or material assets, the Company will remain inactive until such time management identifies strategic opportunities, finds additional funding, or completes an acquisition of or merger with an operating company. No assurances can be given as to the Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the Company if a transaction is completed.

Liquidity and Capital Resources
-------------------------------

     The Company has a working capital deficit of $5,032,000 on March 31, 2004 as compared to a working capital deficit of $4,895,000 at December 31, 2003. The decrease in working capital is attributable to the net loss incurred during the first quarter of 2004 and accrued dividends.

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

Net Operating Losses
--------------------

     At March 31, 2004, the Company had tax loss carryforwards of approximately $12,302,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company may reduce the amount of loss allowable. These net operating carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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

     Paul Hannesson who serves as Commodore Separation Technologies, Inc.'s Chief Executive Officer and Andrew P. Oddi who serves as Commodore Separation Technologies, Inc.'s Chief Financial Officer, after evaluating the effectiveness of Commodore Separation Technologies, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of March 31, 2004 (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Separation Technologies, Inc.'s disclosure controls and procedures were adequate and effective to ensure that material information relating to Commodore Separation Technologies, Inc. would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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


                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

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


Date:   May 14, 2004