Form 10QSB
period 2004-06-30
COMMODORE SEPARATION TECHNOLOGIES INC
filed 2004-08-16
CIK 1022381

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

XX         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--         OF THE SECURITIES AND EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2004
                                       OR
--         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-22291


                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


           DELAWARE                                       11-3299195
           --------                                       ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                              Number)


 150 East 58th Street, Suite 3238                             10155
       New York, New York                                     -----
 ---------------------------------                         (Zip Code)
(Address of Principal Executive Offices)


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


         Number of shares of common stock outstanding at August 13, 2004 (latest practicable date):

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

                                                                      June 30,
                                                                        2004
                                                                      --------

ASSETS
Cash and cash equivalents                                             $      1
                                                                      --------

          TOTAL ASSETS                                                $      1
                                                                      ========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                    $    283
  Accrued expenses                                                         134
  Deposits                                                                  53
  Due to related parties                                                 1,282
  Accrued dividends                                                      3,421
                                                                      --------

          TOTAL CURRENT LIABILITIES                                      5,173

Commitments and contingencies

Stockholders' Deficit:
  Preferred stock, Series A, $.001 par value,
  10% cumulative, 5,000,000 shares authorized,
  518,600 issued and outstanding                                             1
  Preferred stock, Series B, $.001 par value,
  6% cumulative, 4,000 shares authorized,
  3,570 issued and outstanding                                               -
  Common stock, par value $.001 per share,
  50,000,000 shares authorized, 11,732,640
  issued and outstanding                                                    12
Additional paid in capital                                               8,299
  Deficit accumulated during development
    stage                                                              (13,484)
                                                                      --------

          TOTAL STOCKHOLDERS' DEFICIT                                   (5,172)
                                                                      --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $      1
                                                                      ========

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except Per Share Data)


                                                                        Cumulative
                                                                       Amounts From
                                                                       Nov 15, 1995
                                       Three months       Six months     (Date of
                                          ended             ended       Inception)
                                         June 30,          June 30,     to June 30,
                                      2004     2003     2004     2003      2004
                                    -------  -------   ------  -------   ---------
                                                     (unaudited)
REVENUES

  Contract revenues                 $     -  $     -   $    -  $     -   $     403

COSTS AND EXPENSES

  Cost of sales                           -        -        -        -         648
  Research and development                -        -        -        -       3,603
  General and administrative              4       11        6       20       4,547
  Impairment of inventory                 -        -        -        -         519
  Impairment of property
   and equipment                          -        -        -        -         513
  Impairment of intangibles               -        -        -        -         175
  Depreciation and amortization           -        -        -        -       1,402
  Corporate overhead expenses             -        -        -        -       2,145
  Licensing fee                           -        -        -        -          50
  Sales and marketing expense             -        -        -        -         728
                                    -------  -------   ------  -------   ---------
                                          4       11        6       20      14,330
                                    -------  -------   ------  -------   ---------
                                         (4)     (11)      (6)     (20)    (13,927)
Other income                              -        -        -        -          27
Interest income                           -        -        -        -         430
Interest expense                          -        -        -        -         (14)
                                    -------  -------   ------  -------   ---------

NET LOSS                            $    (4) $   (11)  $   (6) $   (20)  $ (13,484)
                                    =======  =======   ======  =======   =========

Dividends on Series A and B
  Preferred Stock                      (135)    (135)    (270)    (270)
                                    -------  -------   ------  -------

Net loss applicable to common
  shareholders                         (139)    (146)    (276)    (290)
                                    -------  -------   ------  -------

NET LOSS PER SHARE  (Based on
 weighted average shares of
 11,733,000 *                       $  (.01) $  (.01)  $ (.02) $  (.02)

         * Common stock equivalents are not included in the net loss per share calculation since they are antidilutive.


                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands, Except Per Share Data)


                                                                     Cumulative
                                                                    Amounts From
                                                                    Nov 15, 1995
                                                                      (Date of
                                                 Six months ended    Inception)
                                                      June 30,      to June 30,
                                                  2004     2003         2004
                                                --------  -------  ------------
                                                    (unaudited)
OPERATING ACTIVITIES
  Net loss                                      $     (6) $   (20)  $   (13,484)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Impairment of inventory                          -        -           519
      Impairment of intangibles                        -        -           175
      Impairment of property and equipment             -        -           513
      Depreciation and amortization                    -        -         1,402
      Issuance of common stock for services            -        -            35
      Loss on troubled debt restructuring              -        -           214
   Changes in assets and liabilities:
      Inventory, net                                   -        -          (519)
      Accounts payable                                 4        -           284
      Accrued expenses                                 -        -           134
      Deposits                                         -        -            53
                                                --------  -------   -----------
          NET CASH USED IN OPERATING ACTIVITIES       (2)     (20)      (10,674)
                                                --------  -------   -----------

INVESTING ACTIVITIES
  Acquisition of intangible assets                     -        -          (213)
  Purchase of property and equipment                   -        -          (403)
  Acquisition of leasehold improvements                -        -          (210)
  Construction of technical equipment                  -        -        (1,491)
                                                --------  -------   -----------

          NET CASH USED IN INVESTING ACTIVITIES        -        -        (2,317)
                                                --------  -------   -----------

FINANCING ACTIVITIES
  Borrowings from stockholder                          2       20         2,628
  Proceeds from sale of common stock
    and warrants                                       -        -         6,109
  Proceeds from sale of preferred stock
    and warrants                                       -        -         4,978
  Preferred stock dividends                            -        -          (738)
  Collection of subscription receivable                -        -            15
                                                --------  -------   -----------
          NET CASH PROVIDED BY
          FINANCING ACTIVITIES                         2       20        12,992
                                                --------  -------   -----------
INCREASE (DECREASE) IN CASH                            -        -             1
Cash at beginning of period                            1        1             -
                                                --------  -------   -----------
CASH AT END OF PERIOD                           $      1  $     1   $         1
                                                ========  =======   ===========

                  See notes to condensed financial statements.

                     COMMODORE SEPARATION TECHNOLOGIES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 2004

Note A - Basis of Presentation

         The accompanying unaudited condensed financial statements for Commodore Separation Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Regulation SB. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         The accompanying unaudited condensed financial statements should be read in conjunction with the Company's audited financial statements included in the Company's 10-KSB annual report dated December 31, 2003.

Note B - Stock-Based Compensation

         The Company accounts for stock-based compensation under the recognition and measurement principles of APB Opinion No.25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based employee compensation cost is reflected in the net income (loss), as all options vested had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. No options were issued or vested during the quarters or six months ended June 30, 2004 or June 30, 2003, therefore, there would be no effect on the net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock- based employee compensation.

Note C - Contingencies

         The Company has a matter of possible litigation arising out of the Port of Baltimore contract. It is not known what amount, if any, that the Company may be required to pay. The financial statements reflect $53,000 as a liability related to the contract. It is not known if any additional amounts will be incurred.

Note D - Going Concern

         The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. Such assunption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has a working capital deficit, a deficit in equity, has incurred substantial losses from operations and has not generated cash from operating activities. The Company has never had significant revenue from operations and has not had any operating activities during the past two fiscal years. Presently, the Company does not have sufficient cash resources to meet its requirements in 2004 or the necessary working capital to develop profitable operations from using its patented technology. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Note E - Net Loss Per Common Share

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

         Options and warrants to purchase 823,750 shares of common stock as of June 30, 2004 and June 30, 2003 were not included in the computation of Diluted EPS. The inclusion of the options would have been anti- dilutive, thereby decreasing net loss per common share.

Note F - Supplemental Disclosure of Cash Flow Information

         During the six months ended June 30, 2004 and June 30, 2003, the Company accrued $270,000 and $270,000 of preferred stock dividends, which increased accrued dividends and decreased additional paid in capital.

ITEM 2. Management's Discussion and Analysis of Financial
        -------------------------------------------------
        Condition and Plan of Operation
        -------------------------------

General
-------

         The Company, organized in November 1995, has since its inception developed a strategic operating plan, hired personnel to implement its operating plan, engineered and built commercial scale supported liquid membrane processing units, conducted on-site demonstrations for potential customers and performed services at its first installations.

         During the period from November 15, 1995 (date of inception) to June 30, 2004, the Company has incurred a net loss of $13,484,000 and anticipates that it will continue to incur losses for the foreseeable future as it develops a new strategy. The Company currently has no ongoing operations since December 31, 2001.

         The Company had developed a limited operating history with the commencement of its first commercial contracts. In April 2000, the Company was notified by Maryland Environmental Services ("MES") requesting the removal of the SLiM equipment from the Port of Baltimore Dundalk Marine Terminal and Hawkins Point facilities. MES cited the fact that the Company had removed Chromium VI as per the requirements in the contract, however there remained trace amounts of Chromium III in the leachate which resulted in the total chromium concentrations to exceed contract specified amounts. The Company had made several attempts to remove the trace amounts of Chromium III, including the use of alternate technologies, however was unable to satisfy MES requirements. It should be noted that the original samples tested from the leachate solution did not have Chromium III present and therefore this problem was not foreseen. As a result, the Company withdrew its equipment from the Port of Baltimore and transferred it, along with its inventory, to a storage facility in Albuquerque, New Mexico. All equipment was disposed of in 2003.

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

Liquidity and Capital Resources
-------------------------------

         The Company has a working capital deficit of $5,172,000 on June 30, 2004 as compared to a working capital deficit of $4,895,000 at December 31,

2003. The decrease in working capital is primarily attributable to the net loss incurred during the first six months of 2004 and accrued dividends.

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

Net Operating Losses
--------------------

         At June 30, 2004, the Company had tax loss carryforwards of approximately $13,400,000. The amount of and ultimate realization of benefit from the net operating loss for income tax purposes is dependant, in part, upon the tax laws in effect, future earnings of the Company, and other future events, the effects of which cannot be determined. A change in ownership of the Company has occured in previous years which may reduce the amount of loss allowable. These net operating loss carryforwards begin to expire in 2011. A full valuation allowance has been established because of the uncertainty about whether the Company will realize the benefit of net operating losses.

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

         Paul Hannesson who serves as Commodore Separation Technologies, Inc.'s Chief Executive Officer and Andrew P. Oddi who serves as Commodore Separation Technologies, Inc.'s Chief Financial Officer, after evaluating the effectiveness of Commodore Separation Technologies, Inc.'s internal controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of June 30, 2004 (the Evaluation Date) concluded that as of the Evaluation Date, Commodore Separation Technologies, Inc.'s internal controls and procedures were adequate and effective to ensure that material information relating to Commodore Separation Technologies, Inc. would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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



Date:   August 13, 2004